Form 10KSB
period 2001-12-31
BIG EQUIPMENT SERVICES INC
filed 2002-03-27
CIK 1144892

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------

                           Form 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from_________to __________

                 Commission File Number 0-33417

                  Big Equipment Services, Inc.
     (Exact Name of Registrant as Specified in its Charter)

                  Nevada                           88-0451534
     (State or other jurisdiction of           (I.R.S. employer
      incorporation or organization)         identification number)


 120 N. Pacific Street, Suite L11, San Marcos, CA        92069
      (Address of principal executive offices)         (Zip code)

 Registrant's Telephone Number, Including Area Code: (760) 591-7788

  Securities Registered Pursuant to Section 12(b) of the Act: NONE

     Securities Registered Pursuant to Section 12(g) of the Act:
     Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 5,836,640 issued and outstanding as of December 31, 2001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of the date of this filing, the Company's Common Stock is not trading. The filing of this report is to maintain its current reporting status with the Securities and Exchange Commission.


/1/


  The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."


                             PART I

ITEM 1.  BUSINESS.

Overview and History

  Big Equipment Services, Inc. ("BigEquip" or the "Company"), a Nevada corporation, incorporated on February 14, 2000, is a development stage company with a principal business objective to provide business and e-commerce solutions to small and medium sized construction services companies. We intend to create an Internet marketplace by attracting a base of buyers and sellers, and service providers. We seek to make available the products and services necessary to create economies of scale for all parties involved in the construction industry. Our goal is to lower the costs of business transactions and increase the potential market reach of construction-related businesses by connecting buyers and sellers to an electronic marketplace.

  To drive short-term revenues we are currently in a distribution agreement with DKS Technologies Inc. to distribute The Fuel Stabilizer System. This product is designed to help diesel trucks and construction vehicles reduce fuel consumption and emissions. The Fuel Stabilizer System is an environmentally safe product that has been manufactured for mechanical and electronic fuel injected diesel trucks.

Industry Background

  The heavy equipment industry is broadly defined to include construction, earthmoving and forestry equipment, as well as some materials handling equipment and a variety of machines for specialized construction applications, including uses in the mining industry. Prevailing levels of residential, industrial and public construction and the condition of the forest products industry influence sales of construction equipment. General economic conditions and the level of interest rates also influence sales.

     Heavy Equipment Industry

  The rate of growth throughout the United States over the past few years has caused an ever-increasing demand for construction equipment and services. Established companies have responded to this increased growth by redirecting their resources to develop products and services to meet these demands by taking advantage of the technological advancements made during what is now known as "the information age". Additionally, relatively new companies have built their businesses around, and continue to focus on, providing new and improved means of doing business.

  We plan to offer access to a wide variety of construction equipment and professionals with skills in fields such as structural engineering and construction services. In order to succeed in this market, we must provide a level of service that delivers leading edge equipment and services at a speed commensurate with the demands of a rapidly changing building environment.


/2/


Principal Products and Services

  Our main objective is to develop a business-to-business
Internet marketplace. We intend to create a global network that attracts a base of buyers, sellers and service providers to construction products and services while offering valuable business solutions to these industry participants.

  We believe our proposed marketplace will create new economies of scale for buyers, sellers and service providers in the construction services and equipment industry. Suppliers will have access to a diverse collection of purchasers, buyers will have a wider choice of suppliers and service providers will gain a single point of access to all members. We intend to continually improve and enhance our services to ensure that we compete effectively.

  Additionally, we are in a distribution agreement with DKS Technologies Inc. to distribute The Fuel Stabilizer System. The Fuel Stabilizer System is a control device that accurately monitors and maintains the ideal fuel temperature at injection, to provide optimum combustion, and a cost effective reduction of fuel consumption and exhaust emissions. As fuel is drawn from the tank, the system through the use of the engine's coolant and heat source delivers pre-heated fuel to the injectors at the ideal combustion temperature. The temperature is then regulated by the system to deliver the fuel at or below the maximum recommended by the engine manufacturer regardless of the outside ambient temperature. No fuel additives or modifications to the engine are required to implement this system. Underwriters Laboratory, a provider of product safety certification and quality system registration services, approved The Fuel Stabilizer System. In addition, it has been issued Executive Order #D-437 by the California Air Resources Board (CAL/EPA).

  According to the distribution agreement, the cost of each Fuel Stabilizer System including its corresponding Installation Part Kit is $606. The average retail price is $1,150 per unit. The agreement is in effect for three (3) years from November 12, 2001, the date of the agreement, and shall be automatically renewed for an additional two (2) years. If after receipt of 30 days written notice an offending party has not remedied a contractual default, the agreement shall be terminated.

New Product Offerings

  As of December 31, 2001 we have:

     1.   Developed and implemented a business plan;
     2. Recruited and retained an appropriate management team and board of directors;
     3.   Commenced operations as a distributor for The Fuel
          Stabilizer System; and
     4.   Developed a web site to market our products and services.

  We have commenced operations, and have begun generating revenues. However, we expect the industry to become increasingly competitive, despite the size and growth expected in the market. Our main goal is to ensure client satisfaction with our services and to develop an outstanding reputation for client service. If we fail to market and distribute our services and generate sufficient revenues, we may be unable to continue as a going concern.


/3/


Distribution, Marketing and Customer Relations

     Web-Site Development

  The Internet is one of the fastest-growing means of communication, reaching consumers and businesses globally. As the number of Internet users has grown, businesses have increasingly recognized the power of the Internet to streamline complex processes, lower costs and improve efficiency. The popularity of consumer-oriented web sites and the opportunities presented by business-to-business electronic commerce has spurred the creation of companies dedicated to the growth of the sector and to capitalize on the interest in the sector. It is for this reason that we have developed our website, www.bigequipservices.com, where machinery owners and construction companies are able to lease, finance, purchase and sell construction machinery, materials, servicing, labor and information as well as obtain specifics on The Fuel Stabilizer System.

     Direct Online Marketing

  As our customer base begins to grow, we will be able to build a database containing customer profiles that will slowly allow us to develop one-to-one marketing capabilities. Based on customer profiles, BigEquip will adapt marketing strategies specific to each customer such as giving special offers and inducements to these customers via e-mail and other means. In addition, we plan to develop an in-house newsletter that will alert customers to important developments and merchandising opportunities specific to each customer profile.

     Pursue Strategic Alliances

  We may pursue strategic alliances with partners who have established operations. As part of these joint venture agreements, we may make investments in or purchase a part ownership in these joint ventures. We believe that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth. No specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

     Build Strong Brand Recognition

  In addition to offering products and services through our website, we will link to other well-known and respected online sites dedicated to the construction industry. We believe that building awareness of the "BigEquip" brand is critical to establishing our user base. We plan to launch an advertising campaign, both in traditional media and online, to attract new users. The campaign is expected to include sponsorship placements on high traffic web sites, targeted E-mail and promotions on our web site initially and advertising in print publications as operations develop.

     Associates Program

  We plan to extend our market presence through an Associates Program, whereby we would place links or advertisements of other businesses on our web site in exchange for remuneration in the form of cash or services rendered. Payment terms are usually on a per use basis. For example, as users click on the hyperlink or advertisement, BigEquip would receive a pre-determined amount. These programs will be at-will and may be terminated by involved parties at anytime with written notice. Our Associates Program will also be non-exclusive allowing us to accept a wide range of potential advertisers.


/4/


Competition

  We compete against a variety of Internet and traditional construction equipment leasing businesses. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully as an Internet-based merchant, Management must significantly increase awareness of the products BigEquip provides. Failure to achieve this objective could cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

  We compete with other entities that maintain similar commercial Web sites as ours. We also compete indirectly against brick and mortar retailers. In addition, many major heavy equipment manufacturers have their own web sites to sell directly to the public. We also compete with heavy equipment resellers that may already maintain or may introduce web sites, which compete with ours.

  Management believes that the principal competitive factors in the online market are: brand recognition, speed and quality of fulfillment, variety of value-added services, ease of use, customer satisfaction, quality of product and technical expertise.

  There can be no assurance that we will be able to compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased web site traffic or loss of market share or otherwise may materially and adversely affect the Company's business, results of operations and financial condition.

Government Regulation

  A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. Prohibition and restriction of Internet content could dampen the growth of Internet use, decrease the acceptance of the Internet as a communications and commercial medium, expose us to liability, and/or require substantial modification of our products and services, and thereby have a material adverse effect on our business, results of operations and financial condition.

  It is unclear how the various states will interpret the existing laws regarding our business. In the event that individual states' regulatory requirements change or additional requirements are imposed on us, Management may be required to modify aspects of our business in those states in a manner that might undermine the attractiveness of the BigEquip purchase process to consumers, or advertisers or require us to terminate operations in that state, either of which could have a material adverse effect on our business, results of operations and financial condition.


/5/


Proprietary Rights

  We currently do not possess trademarks, patents, or copyrights, in relation to our products and services. However, we do maintain our proprietary rights to the information contained our our web site. Policing unauthorized use of our proprietary and other intellectual property rights could entail significant expense. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against us or claim that certain aspects of our processes or features violates a patent they hold. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements to prevent us from using important technologies or methods, any of which could have a material adverse effect on our business, financial condition or operating results.

Employees

  We presently have three (3) full time employees, one (1) part time employees and one (1) sales representative. Currently, there exist no organized labor agreements or union agreements between BigEquip and our employees. We believe that our relations with our employees are good.


/6/


                          RISK FACTORS

  The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in
Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

Our Limited Operating History Could Have a Negative Impact on Our
Ability to Continue as a Going Concern.

  We were incorporated on February 14, 2000, with a principal business objective to provide Internet access to a wide variety of construction equipment and services. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in competitive markets such as ours. These risks include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of the products and services we provide, the acceptance of our products and services, the ability to attract and retain a suitable user base, the ability to establish a product supplier network while maintaining high quality customer service, rapid technological change and the management of growth.

  Our accountants have noted that we have not commenced our planned principal operations and that we have generated a minimal amount of revenues. Although management believes that we obtained the necessary capital via a securities offering pursuant to Regulation D, Rule 504 to continue operations for at least the next twelve months, if the securities offering does not provide sufficient capital, the officers and directors of BigEquip have agreed to provide sufficient funds as a loan over the next twelve-month period. Our ability to secure equity and/or debt financing beyond that provided for by our officers and directors cannot be guaranteed and without sufficient financing it would be unlikely for the Company to continue as a going concern unless we are successful in generating sufficient revenue to meet our capital obligations.

The Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results; and Seasonality Could All
Negatively Impact Our Profitability and Subsequently Our Stock
Price.

  As a result of our limited operating history and the nature of the market in which we compete, we are unable to accurately forecast our revenues. We anticipate that we may experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include (i) our ability to attract a sizeable consumer base and secure repeat business; (ii) our ability to provide consumers with the products they desire; (iii) our ability to maintain adequate gross margins; (iv) the level of consumer acceptance of the Internet for making online purchases;
(v) our ability to upgrade and develop our systems and infrastructure; and (vi) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure.

  Due to the foregoing factors, in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially adversely affected.


/7/


Our Competition Could Negatively Impact Our Ability to Generate
Revenues

  The products and services we offer are similar to those offered by our competition. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the construction equipment industry. The market for Internet-based retailers is new, and competition among commercial web sites is expected to increase significantly in the future (see Item 1. "Competition").

E-commerce Security Risks Could Reduce On-Line Purchasing Demand and Increase Potential Liability

  A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. We intend to rely on public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and there by expose our products and services to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any such compromise or elimination of our security could reduce demand for our products. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches.

  Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting retail transactions. Because our activities involve the storage and transmission of proprietary information, such as personal information, security breaches could damage our reputation and expose BigEquip to a risk of loss or litigation and potential liability. Security measures may not prevent security breaches and failure to prevent such security breaches may disrupt our operations.

We Face Risks Similar to Those of Other E-commerce Companies That
Could Limit the Growth of Our Business

  The possible slow adoption of Internet and Intranet solutions by consumers may harm our prospects. In order for us to be successful, the Internet must continue to be adopted by consumers as an important means of buying products and services. Because Internet usage is continuing to evolve, it is difficult to estimate with any assurance the size of this market and its growth rate, if any. To date, many businesses and consumers have been deterred from utilizing Intranets and the Internet for a number of reasons, including: security concerns; limited access to the Internet; lack of availability of cost-effective, high-speed service; inconsistent quality of service; potentially inadequate development of network infrastructure; the inability to integrate business applications on these networks; and the need to operate with multiple and frequently incompatible products. Consumers may not broadly accept the electronic procurement of the products we offer, which could limit possible growth in our revenues.

Our Dependence on Key Personnel and Our Need for Additional
Personnel Could Adversely Impact Our Ability to Continue as a
Going Concern

  Our performance is substantially dependent on the services and on the performance of our President, Frank Iannuzzi. Our performance also depends on our ability to attract, hire, retain


/8/


and motivate key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

  We have not entered into long-term employment agreements with any of our key personnel and currently have no "Key Man" life insurance policies. Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

The Establishment of a Brand Name May Prove Necessary to Grow Our
Business

  We believe that establishing and maintaining the goodwill associated with a brand name is a critical aspect of attracting and expanding a client base. BigEquip has not yet developed a strong brand name and if we fail to do so it could have a material adverse impact on our business. The importance of brand recognition will increase with competition. Promotion and enhancement of this brand name will depend largely on the success in providing high quality products and services, which cannot be assured. If customers do not find our products to be of high quality, or if BigEquip introduces new features, or enters into new business ventures that are not favorably received by the public, we will risk diluting the value of our brand name. If we fail to provide high quality products, or otherwise to promote and maintain a brand name, or if we incur excessive expenses in an attempt to improve services, or promote and maintain a brand name, future results of operations and financial condition could be materially and adversely affected.

Our Ability to Implement a Successful Growth Strategy and Manage
Growth Will Have a Direct Affect on Our Business, Prospects,
Financial Condition and Results of Operation

  We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities. Our expansion is expected to place a significant strain on our management, operational and financial resources.
To manage any material growth of our operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage our employee base. Further, our management may be required to develop relationships with various product suppliers, Internet search engines, other web sites and other service providers necessary to our business. There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations may be materially adversely affected.

Possible Future Issuances of Common Stock Will Have a Dilutive
Affect on Existing Shareholders

  The Company is authorized to issue up to 20,000,000 Shares of common stock. Presently, there are 5,836,640 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock will be subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.


/9/


ITEM 2.  PROPERTIES.

  Our corporate headquarters are located at 120 N. Pacific Street, Suite L11, San Marcos, California 92069. This location occupies 440 square feet, which is being leased for $416 per month on a month-to-month basis. This leasing arrangement may be terminated by either party with 30 days written notice. Management believes that these facilities are adequate for our current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of our operations on commercially reasonable terms. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized.

ITEM 3.  LEGAL PROCEEDINGS.

  We were not subject in the year 2001, nor are we currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.


/10/


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

  Our common stock, par value $0.001 per share (the "Common Stock"), is not currently trading. We are currently in the process of obtaining listing status on the over the counter bulletin board and are filing this Form 10-KSB to maintain our current filing status with the Securities and Exchange Commission.

HOLDERS

  As of December 31, 2001 there were 63 stockholders of record of our Common Stock.

DIVIDEND POLICY

  We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

  On March 9, 2000, the Company issued 4,000,000 shares of its
$0.001 par value common stock as founders shares to officers and directors of the Company.

  During November 2000, the Company issued 120,000 shares of its $0.001 par value common stock to Corporate Regulatory Services, a consulting company, for services rendered.

  During December 31, 2000, the Company issued 1,415,000 shares of its $0.001 par value common stock pursuant to Regulation D, Rule 505 of the Securities and Exchange Commission Act of 1933.

  During September 30, 2001, the Company issued 301,640 shares of its $0.001 par value common stock pursuant to Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933.


/11/


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                   FORWARD LOOKING STATEMENTS

  The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

  The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

  Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

  We were formed as a Nevada corporation on February 14, 2000.
We are a development stage company with a principal business objective to provide business and e-commerce solutions to small and medium sized construction services companies. We intend to create an Internet marketplace by attracting a base of buyers and sellers, and service providers. We seek to make available the products and services necessary to create economies of scale for all parties involved in the construction industry. Our goal is to lower the costs of business transactions and increase the potential market reach of construction-related businesses by connecting buyers and sellers to an electronic marketplace.

  To drive short-term revenues we are currently in a distribution agreement with DKS Technologies Inc. to distribute The Fuel Stabilizer System. This product is designed to help diesel trucks and construction vehicles reduce fuel consumption and emissions. The Fuel Stabilizer System is an environmentally safe product that has been manufactured for mechanical and electronic fuel injected diesel trucks.

  We have a limited operating history and have yet to generate significant revenues from our operations. Our activities have been almost entirely limited to start-up procedures. Consequently, we have incurred the expenses of such procedures. Future operating results will depend on many factors, including our ability to generate demand for our products and services, the level of competition and our ability to deliver our products and services while maintaining quality and controlling costs. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers. Decreased levels of e-commerce transactions and the lack of acceptance of the Internet as a medium of commerce could have a material adverse effect on our operations.


/12/


Results of Operation

  We generated $4,087 in revenues for the year ended December 31, 2001. There was no revenue generated in the comparable period ended December 31, 2000. As confidence in our products and purchasing over the Internet continue to grow, we expect to increase revenues consistently over the next 12 to 24 months.

  Costs of goods sold were $1,095 for the year ended December
31, 2001. No goods were sold in the comparable period ended December 31, 2000. Our cost of goods sold has increased due to the fact that we are now selling products. The focus of management over the next year will be to improve gross profits by steadily increasing sales.

  Total operating expenses for the year ended December 31, 2001 were $101,878. This represents an increase of $30,897 in total operating expenses from the comparable period ended December 31, 2000, when we reported total operating expenses of $70,981. Total operating expenses for the period ended December 31, 2001 were entirely related to general and administrative expenses and depreciation expense.

  We incurred total general and administrative expenses for the year ended December 31, 2001 totaling $97,571 compared to $70,087 for the year ended December 31, 2000. Our general and administrative expenses are related to the cost of operating our corporate office and employee salaries. Our Company is currently applying for listing on the OTC-BB. Depreciation expense for the year ended December 31, 2001 was $4,307 compared to $894 for the year ended December 31, 2000. This represents depreciation on the assets of the Company.

Future Business

  Technological change, continuing process development and a reduction in construction spending by corporations and individuals may affect the markets for our services. Our success will depend, in part, upon our continued ability to provide access to products and services that meet changing customer needs, successfully anticipate or respond to technological changes in technological processes on a cost-effective and timely basis and enhance and expand our existing client base.

  To date, our efforts have been primarily focused on developing demand for our services, implementing our business strategy and raising working capital through equity financing. Our revenues are primarily dependent upon our ability to cost-effectively and efficiently develop and market our services. Our priorities for the next six to twelve months of operations are to:

     1.   Continue marketing our services;
     2.   Develop and strengthen strategic relationships;
     3.   Respond to competitive developments; and
     4.   Establish our brand identity.

  Current competitors or new market entrants may provide services superior to ours that could adversely affect the competitive position of our Company. We have invested and continue to invest in developing our website and maintaining relationships with our clients in an effort to increase our status in the heavy equipment industry. Any failure or delay in achieving the priorities outlined above could have a material adverse affect on our business, results of operations and financial condition.


/13/


Liquidity and Capital Resources

     Net Loss

  Due to the significant operating expenses, we experienced a net loss of $98,886 in 2001 and $70,981 in the period February 14, 2000 (Inception) to December 31, 2000. We anticipated incurring this loss during our initial commencement of operations until such time as we will realize revenues from our services in the latter part of fiscal year 2002.

     Liquidity

  At December 31, 2001, we have working capital of $17,780. Since inception net cash used in operating activities was $151,854 and net cash used in investing activities was $21,995. Thus unless we begin to generate sufficient revenues to cover existing operations, we will be dependent upon cash flows provided by financing activities, through the issuance of common stock and borrowings from officers and directors of the Company. Net cash provided by financing activities since inception was $192,441.

  We estimate our capital requirements to total approximately $8,500 per month for the next 12 to 24 months. We have yet to generate significant revenues during this reporting period and it is unknown when we will generate significant revenues. It is anticipated that we will realize revenues from our products and services during the next 12 months, of which we cannot guarantee. The receipt of funds from subsequent Private Placement Offerings or additional loans obtained through private and public sources may be anticipated to offset our near term capital requirements for the next 12 months. We have financed our cash flow requirements through a public issuance of common stock and a private offering. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

  All investor inquiries should be directed to Mr. Frank
Iannuzzi, President, Big Equipment Services, Inc., 120 N. Pacific
Street, Suite L11, San Marcos, CA 92069, phone 760-591-7788.


/14/


ITEM 7.  FINANCIAL STATEMENTS.











                        TABLE OF CONTENTS


                                                            PAGE


INDEPENDENT AUDITOR'S REPORT                                 F-1

BALANCE SHEETS                                               F-2

STATEMENTS OF OPERATIONS                                     F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                 F-4

STATEMENTS OF CASH FLOWS                                     F-5

NOTES TO FINANCIAL STATEMENTS                            F-6 to F-10


/15/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITOR'S REPORT


March 21, 2002

Board of Directors
Big Equipment Services, Inc.
[formerly BigEquip.net]
Las Vegas, NV

I have audited the Balance Sheets of Big Equipment Services, Inc. (the "Company") (A Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period from February 14, 2000 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Equipment Services, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and cash flows for years then ended and for the period February 14, 2000 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  G. Brad Beckstead

G. Brad Beckstead, CPA

                               F-1


/16/


                         Big Equipment Services, Inc.
                           [formerly BigEquip.net]
                        (a Development Stage Company)
                               Balance Sheets

                                                         December 31,
                                                   ------------------------
Assets                                                2001          2000
                                                   ----------    ----------
Current assets:
   Cash                                            $   18,592    $   68,982
                                                   ----------    ----------
     Total current assets                              18,592        68,982
                                                   ----------    ----------

Fixed assets, net                                      16,794        18,232
                                                   ----------    ----------
                                                   $   35,386    $   87,214
                                                   ==========    ==========

   Liabilities and Stockholders' Equity

Current liabilities:
   Payroll liabilities                             $      812    $        -
                                                   ----------    ----------
     Total current liabilities                            812             -
                                                   ----------    ----------

Stockholders' equity:
   Common stock, $0.001 par value; 20,000,000
    shares authorized, 5,836,640 and 5,535,000
    shares issued and outstanding as of
    12/31/01 and 12/31/00, respectively                 5,837         5,535
   Preferred stock, $0.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                             -             -
   Additional paid-in capital                         198,604       153,660
   Subscriptions receivable                                 -        (1,000)
   (Deficit) accumulated during development stage    (169,867)      (70,981)
                                                   ----------    ----------
                                                       34,574        87,214
                                                   ----------    ----------
                                                   $   35,386    $   87,214
                                                   ==========    ==========



The accompanying notes are an integral part of these financial  statements.

                                      F-2


/17/


                         Big Equipment Services, Inc.
                           [formerly BigEquip.net]
                        (a Development Stage Company)
                          Statements of Operations


                                  For the     Feb. 14, 2000   Feb. 14, 2000
                                 year ended  (inception) to  (inception) to
                                December 31,  December 31,    December 31,
                                    2001           2000           2001
                                 ----------  --------------  --------------

Revenue                          $    4,087  $            -  $        4,087
                                 ----------  --------------  --------------
Cost of goods sold                    1,095               -           1,095
                                 ----------  --------------  --------------

Gross profit                          2,992               -           2,992
                                 ----------  --------------  --------------

Expenses:
 General & administrative expenses   83,724          70,087         153,811

 General & administrative expenses
  - related party                    13,847               -          13,847
 Depreciation                         4,307             894           5,201
                                 ----------  --------------  --------------
   Total expenses                   101,878          70,981         172,859
                                 ----------  --------------  --------------

Net (loss)                          (98,886)        (70,981)       (169,867)
                                 ==========  ==============  ==============

Weighted average number of
 common shares outstanding -
 basic and fully diluted          5,611,856       4,029,411
                                 ==========  ==============

Net (loss) per share -
 basic and fully diluted         $    (0.02) $        (0.02)
                                 ==========  ==============



 The accompanying notes are an integral part of these financial statements.

                                      F-3


/18/


                         Big Equipment Services, Inc.
                            [formerly BigEquip.net]
                         (a Development Stage Company)
                 Statement of Changes in Stockholders' Equity

                                                           (Deficit)
                                                          Accumulated  Total
                    Common Stock                Additional   During    Stock-
                   --------------- Subscriptions  Paid-in  Development holders'
                   Shares   Amount  Receivable    Capital    Stage     Equity
                  -------- -------- ----------   --------  ---------  --------
February 2000
 Contributed
 Capital                 - $      - $        -   $    295  $       -  $    295

February 2000
 Donated expenses
 paid
 for by shareholder                                 1,300                1,300

March 2000
 Founder shares
 issued for cash 4,000,000    4,000                   100                4,100

November 2000
 Shares issued
 for services      120,000      120                11,880               12,000

December 2000
 Shares issued
 pursuant to
 Rule 505
 offering        1,415,000    1,415     (1,000)   140,085              140,500

Net (loss)
 Feb 14, 2000
 (inception) to
 Dec 31, 2000                                                (70,981)  (70,981)
                  -------- -------- ----------   --------  ---------  --------

Balance,
 Dec 31, 2000    5,535,000 $  5,535 $   (1,000)  $153,660  $ (70,981) $ 87,214
                  -------- -------- ----------   --------  ---------  --------

April 2001
 Cancellation of
 subscriptions
 receivable                              1,000                           1,000

September 2001
 Shares issued
 pursuant to
 Rule 504 offering 301,640      302    (45,246)    44,944                    -

October 2001
 Cancellation of
 subscriptions
 receivable                             45,246                          45,246

Net (loss) for the
 year ended
 December 31, 2001                                           (98,886)  (98,886)
                  -------- -------- ----------   --------  ---------  --------

Balance,
 Dec 31, 2001    5,836,640 $  5,837 $        -   $198,604  $(169,867) $ 34,574
                 ========= ======== ==========   ========  =========  ========



The accompanying notes are an integral part of these financial statements.

                                      F-4


/19/


                         Big Equipment Services, Inc.
                            [formerly BigEquip.net]
                         (a Development Stage Company)
                           Statements of Cash Flows

                                  For the     Feb. 14, 2000   Feb. 14, 2000
                                 year ended  (inception) to  (inception) to
                                December 31,  December 31,    December 31,
                                    2001           2000           2001
                                 ----------  --------------  --------------

Cash flows from operating activities:

Net (loss)                       $  (98,886) $      (70,981) $     (169,867)
  Stock issued for services               -          12,000          12,000
  Depreciation                        4,307             894           5,201
Adjustments to reconcile net
 (loss) to net cash (used)
 by operating activities:
  Increase in payroll liabilities       812               -             812
Net cash (used) by operating     ----------  --------------  --------------
 activities                         (93,767)        (58,087)       (151,854)
                                 ----------  --------------  --------------

Cash flows from investing activities:

  Purchase of fixed assets           (2,869)        (19,126)        (21,995)
Net cash (used) by investing     ----------  --------------  --------------
 activities                          (2,869)        (19,126)        (21,995)
                                 ----------  --------------  --------------

Cash flows from financing activities:

  Issuance of common stock           45,246         147,195         192,441
  Subscription receivable             1,000          (1,000)              -
Net cash provided by financing   ----------  --------------  --------------
 activities                          46,246         146,195         192,441
                                 ----------  --------------  --------------

Net increase (decrease) in cash     (50,390)         68,982          18,592
Cash - beginning                     68,982               -               -
                                 ----------  --------------  --------------
Cash - ending                    $   18,592  $       68,982  $       18,592
                                 ==========  ==============  ==============

Supplemental disclosures:
  Interest paid                   $       -  $            -  $            -
                                 ==========  ==============  ==============
  Income taxes paid               $       -  $            -  $            -
                                 ==========  ==============  ==============

Non-cash transactions:
  Stock issued for services
   provided                      $        -  $       12,000  $       12,000
                                 ==========  ==============  ==============
  Number of shares issued for
   services                               -         120,000         120,000
                                 ==========  ==============  ==============



The accompanying notes are an integral part of these financial statements.

                                       F-5


/20/


                  Big Equipment Services, Inc.
                     [formerly BigEquip.net]
                  (a Development Stage Company)
                              Notes

Note 1 - Summary of significant accounting policies

Organization
 The Company was organized on February 14, 2000 (Date of Inception) under the laws of the State of Nevada, as
 BigEquip.net. The Company has minimal operations and, in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Use of estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
 For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2001 and 2000.

Equipment
 Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

          Computer equipment            5 years
          Furniture and fixtures        7 years
          Leasehold improvements        7 years

Revenue recognition
 The  Company recognizes revenue as invoiced on an accrual basis.
 Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
 The Company expenses all costs of advertising as incurred. There were advertising costs included in general and administrative expenses in the amount of $450 for the year ended December 31, 2001 and none for the year ended December 31, 2000.

Fair value of financial instruments
 Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
 Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001 and 2000.

                               F-6


/21/


                  Big Equipment Services, Inc.
                     [formerly BigEquip.net]
                  (a Development Stage Company)
                              Notes

Reporting on the costs of start-up activities
 Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2001 and 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
 The Company has not yet adopted any policy regarding payment  of
 dividends.   No  dividends  have been  paid  or  declared  since
 inception.

Segment reporting
 The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
 The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

 Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                               F-7


/22/


                  Big Equipment Services, Inc.
                     [formerly BigEquip.net]
                  (a Development Stage Company)
                              Notes

Recent pronouncements
 The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

 In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Stock-Based Compensation
 The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year end
 The Company has adopted December 31 as its fiscal year end.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated a minimal amount of revenues. In order to obtain the necessary capital, the Company raised funds via a securities offering pursuant to Regulation D, Rule 504. If the securities offering does not provide sufficient capital, the officers and directors of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 3 - Fixed assets

The Company purchased computer equipment in the amount of $2,869 during the year ended December 31, 2001. Depreciation expense totaled $4,307 for the year ended December 31, 2001 and $894 for the year ended December 31, 2000.

                               F-8


/23/


                  Big Equipment Services, Inc.
                     [formerly BigEquip.net]
                  (a Development Stage Company)
                              Notes
Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

               U.S federal statutory rate      (34.0%)

               Valuation reserve                34.0%
                                                -----
               Total                               -%
                                                =====

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $169,867 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $20,000 has been fully reserved at December 31, 2000.

Note 5 - Stockholders' equity

On February 14, 2000, a shareholder paid for organizational costs totaling $295 on behalf of the Company. The expenses will not be paid back by the Company and are considered additional paid in capital.

On February 20, 2000, a shareholder paid for various costs totaling $1,300. The costs will not be paid back by the Company and are considered additional paid in capital.

On  March  9,  2000, the Company issued 4,000,000 shares  of  its
$0.001 par value common stock as founders shares to officers and directors of the Company for total cash in the amount of $4,100.

During November 2000, the Company issued 120,000 shares of its $0.001 par value common stock to Corporate Regulatory Services, a consulting company, for services valued at $12,000.

During December 31, 2000, the Company issued 1,415,000 shares of its $0.001 par value common stock for cash totaling $141,500 (of which $140,500 has been received by December 31, 2000) pursuant to its Regulation D, Rule 505 of the Securities and Exchange Commission Act of 1933, offering. The remaining $1,000 is considered Subscriptions Receivable.

On April 3, 2001, the Company received cash in the amount of $1,000 to extinguish the balance in the subscriptions receivable account.

During September 30, 2001, the Company issued 301,640 shares of its $0.001 par value common stock for cash totaling $45,246 (of which none has been received by September 30, 2001) pursuant to its Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933, offering. The balance of $45,246 is held in the escrow account and is considered Subscriptions Receivable.

                               F-9


/24/


                  Big Equipment Services, Inc.
                     [formerly BigEquip.net]
                  (a Development Stage Company)
                              Notes

On  October 17, 2001, the Company received cash in the amount  of
$44,496 to extinguish the balance in the subscriptions receivable
account.   The remaining balance of $750 was paid to  the  escrow
agent out of the offering proceeds for expenses.

There have been no other issuances of common and/or preferred stock.

Note 6 - Related party transactions

During December 31, 2000, the Company issued 120,000 shares of its $0.001 par value common stock to Corporate Regulatory
Services, a company that is a shareholder of the Company, for cash totaling $12,000.

During September 30, 2001, the Company issued 3,334 shares of its
$0.001 par value common stock to Glen Greenfelder, the president and beneficial owner of Corporate Regulatory Services, for cash totaling $500.

The Company paid consulting services to its two officers, directors and shareholders of the Company in the amount of $2,200 for the year ended December 31, 2001.

The  Company paid consulting services to its Corporate Regulatory
Services,  a shareholder of the Company in the amount of  $11,647 for the year ended December 31, 2001.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Subsequent events

On February 12, 2002, the Company amended its articles of incorporation to change its name to Big Equipment Services, Inc.

                              F-10


/25/


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants.


/26/


                            PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The name, age, position and date of appointment of the Company's directors and executive officers are as follows:


      Name           Age            Position               Appointed
----------------   -------      ----------------         -------------
 Frank Iannuzzi       53      President, Secretary   Since February of 2000
                                  and Director

  Garth Rolfe         59           Treasurer         Since February of 2000


  Frank Iannuzzi, President, Secretary and Director - Mr. Iannuzzi has been involved in business as a manager or owner for almost 30 years. He spent 10 years with Safeway Grocery Stores in New York, working his way from stock clerk to assistant manager. When an opportunity presented itself in San Diego, California, Frank stepped in to become a business owner. He became the distributor for the San Diego County coastal area, handling all distribution for the L.A. Herald Examiner, USA Today and the New York Times. 11 years later, he began a vending machine business, which further honed his skills in the day-to-day operations of running a business. Presently Frank is operating his own hauling business, which includes two large dump trucks and is looking forward to expanding into the heavy equipment arena.

  Garth Rolfe, Treasurer - Mr. Rolfe has been in the wholesale plumbing supply and distribution industry for almost 30 years. He began his career with Hamilton Supply Company in Los Angeles, California, where he spent 10 years in management. He left to become a partner with Urban Pipe and Supply in Anaheim, California, where he spent 10 years developing it into an $18 million a year company before selling his share in the Company to his partner. Mr. Rolfe then moved to Lake Havasu City, Arizona, where he formed his own company, Tri State Plumbing Supply, also a wholesale and retail distributor of plumbing supplies. After four years, the company was acquired by Morally Wholesale Plumbing Supply in San Marcos, California, where Mr. Rolfe has held the position of controller for the last four years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.


/27/


ITEM 10.  EXECUTIVE COMPENSATION.

  The following table discloses compensation paid during the fiscal year ended December 31, 2001 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2001 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").


                                 ANNUAL     COMPENSATION       ALL OTHER
  NAME AND PRINCIPAL             SALARY        BONUS         COMPENSATION
       POSITION         YEAR      ($)           ($)               ($)
----------------------  ----   ---------    ------------    --------------

    Frank Iannuzzi      2001          0             0                0
President, Secretary,
     and Director

     Garth Rolfe        2001          0             0                0
      Treasurer


   STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

  No stock options were granted in the previous year.

   COMPENSATION OF DIRECTORS

  Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

   EMPLOYMENT AGREEMENTS

  No such agreement(s) exists between any executive and the Company.


/28/


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group


                        COMMON STOCK

  Name of Beneficial Owner       Number of Shares      % of Class
----------------------------    ------------------    ------------

      Frank Iannuzzi                 2,000,000            34.27%
      456 E. Mission
      San Marcos,
      California 92069

      Garth Rolfe                    2,000,000            34.27%
      456 E. Mission
      San Marcos,
      California 92069
                                ------------------    ------------
All Executive Officers and
Directors as a Group                 4,000,000            68.54%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company paid consulting services to its two officers, directors and shareholders of the Company in the amount of $2,200 for the year ended December 31, 2001. There were no other actual or proposed transactions that occurred over the past two years, to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

  A  list of exhibits required to be filed as part of this Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

  The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.


/29/


                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BIG EQUIPMENT SERVICES, INC.


Date: March 26, 2002
      --------------


                              By: /s/ Frank Iannuzzi
                                  ------------------
                                  Frank Iannuzzi,
                                  President, Secretary and Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Date: March 26, 2002
      --------------


By: /s/ Frank Iannuzzi
    ------------------
    Frank Iannuzzi,
    President, Secretary and Director (Principal Executive Officer)



Date: March 26, 2002
      --------------


By: /s/ Garth Rolfe
    ------------------
    Garth Rolfe
    Treasurer


/30/


INDEX TO EXHIBITS

Exhibit   Name and/or Identification of Exhibit
Number

  3       Articles of Incorporation & By-Laws
             (a)  Articles of Incorporation of the Company filed
                  February 14, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (b)  Amended Articles of Incorporation of the Company
                  filed February 8, 2002. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (c) By-Laws of the Company adopted February 16, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
 23       Consent of Experts and Counsel
             Consent of independent public accountant


/31/