Form 10QSB
period 2002-03-31
BIG EQUIPMENT SERVICES INC
filed 2002-05-17
CIK 1144892

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

Or

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33417

                  Big Equipment Services, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                            88-0451534
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

120 N. Pacific St., Suite L11, San Marcos, CA        92069
  (Address of principal executive offices)         (Zip Code)

                           (760) 591-7788
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

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

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 5,836,640


/1/


                       Big Equipment Services, Inc.
                          [formerly BigEquip.net]
                       (A Development Stage Company)



                             Table of Contents

                                                                        Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Independent Accountant's Review Report                                4

    Balance Sheets March 31, 2002 (unaudited) and December 31, 2001       5

    Statements of Operations For the Three Months Ending March 31, 2002   6
    (unaudited) and 2001 (unaudited) and For the Period February 14,
    2000 (Inception) to March 31, 2002 (unaudited)

    Statements of Cash Flows For the Three Months Ending March 31, 2002   7
    (unaudited) and 2001 (unaudited) and For the Period February 14,
    2000 (Inception) to March 31, 2002 (unaudited)

    Notes to Financial Statements                                         8

  Item 2. Management's Discussion and Plan of Operation                   9

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                       12

SIGNATURES                                                               13


/2/


                  Big Equipment Services, Inc.
                     [formerly BigEquip.net]
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                   March 31, 2002 (unaudited)
                      and December 31, 2001

                               and

                    Statements of Operations
                               and
                           Cash Flows
                   for the Three Months Ending
        March 31, 2002 (unaudited) and 2001 (unaudited),
                       and For the Period
   February 14, 2000 (Inception) to March 31, 2002 (unaudited)


/3/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)

             INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Big Equipment Services, Inc.
[formerly BigEquip.net]
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Big Equipment Services, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2002 and December 31, 2001 and the related statements of operations for the three-months ended March 31, 2002 and 2001 and for the period February 14, 2000 (Inception) to March 31, 2002, and statements of cash flows for the three-months ended March 31, 2002 and 2001 and for the period February 14, 2000 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Big Equipment Services, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 21, 2002, I expressed an unqualified opinion on those financial statements.

May 16, 2002

/s/ Brad Beckstead, CPA


/4/


                         Big Equipment Services, Inc.
                            [formerly BigEquip.net]
                         (a Development Stage Company)
                                Balance Sheets


                                                 (unaudited)
                                                  March 31,     December 31,
                                                     2002           2001
                                                 ------------   ------------
Assets

Current assets:
   Cash                                          $      2,262   $     18,592
                                                 ------------   ------------
     Total current assets                               2,262         18,592
                                                 ------------   ------------

Fixed assets, net                                      15,711         16,794

                                                 ------------   ------------
                                                 $     17,973   $     35,386
                                                 ============   ============

Liabilities and Stockholders' Equity

Current liabilities:
   Payroll liabilities                           $        894   $        812
                                                 ------------   ------------
     Total current liabilities                            894            812
                                                 ------------   ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
      shares authorized, no shares issued and
      outstanding                                           -              -
   Common stock, $0.001 par value; 20,000,000
      shares authorized, 5,836,640 shares issued
      and outstanding as of 3/31/02 and 12/31/01,
      respectively                                      5,837          5,837
   Additional paid-in capital                         198,604        198,604
   (Deficit) accumulated during development stage    (187,362)      (169,867)
                                                 ------------   ------------
                                                       17,079         34,574
                                                 ------------   ------------

                                                 $     17,973   $     35,386
                                                 ============   ============



 The accompanying Notes are an integral part of these financial statements.


/5/


                         Big Equipment Services, Inc.
                            [formerly BigEquip.net]
                         (a Development Stage Company)
                                  (unaudited)
                           Statements of Operations


                                      Three Months Ending
                                           March 31,       February 14, 2000
                                      -------------------    (Inception) to
                                        2002       2001      March 31, 2002
                                      --------   --------    --------------

Revenue                               $      -   $      -    $        4,087
                                      --------   --------    --------------

Cost of goods sold                           -          -             1,095
                                      --------   --------    --------------

Gross profit                                 -          -             2,992
                                      --------   --------    --------------

Expenses:
 General and administrative expenses    13,782     24,099           167,593
 General and administrative expenses -
  related party                          2,630      1,602            16,477
 Depreciation                            1,083      1,057             6,284
                                      --------   --------    --------------
   Total expenses                       17,495     26,758           190,354
                                      --------   --------    --------------

Net (loss)                            $(17,495)  $(26,758)   $     (187,362)
                                      ========   ========    ==============

Weighted average number of
 common shares outstanding -
 basic and fully diluted             5,836,640  5,535,000
                                      ========   ========
Net (loss) per share -
 basic and fully diluted              $  (0.00)  $      -
                                      ========   ========



 The accompanying Notes are an integral part of these financial statements.


/6/


                         Big Equipment Services, Inc.
                            [formerly BigEquip.net]
                         (a Development Stage Company)
                                  (unaudited)
                           Statements of Cash Flows


                                       Three Months Ending
                                            March 31,        February 14, 2000
                                       -------------------    (Inception) to
                                         2002       2001      March 31, 2002
                                       --------   --------    --------------

Cash flows from operating activities
Net (loss)                             $(17,495)  $(26,758)   $     (187,362)
Stock issued for services                     -          -            12,000
Depreciation                              1,083      1,057             6,284
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
  Increase in payroll liabilities            82          -               894
                                       --------   --------    --------------
Net cash (used) by operating activities (16,330)   (25,701)         (168,184)
                                       --------   --------    --------------

Cash flows from investing activities
  Purchase of fixed assets                    -     (1,869)          (21,995)
                                       --------   --------    --------------
Net cash (used) by investing activities       -     (1,869)          (21,995)
                                       --------   --------    --------------

Cash flows from financing activities
  Issuances of common stock                   -          -           192,441
                                       --------   --------    --------------
Net cash provided by financing actvties       -          -           192,441
                                       --------   --------    --------------

Net increase (decrease) in cash         (16,330)   (27,570)            2,262
Cash - beginning                         18,592     68,982                 -
                                       --------   --------    --------------
Cash - ending                          $  2,262   $ 41,412    $        2,262
                                       ========   ========    ==============

Supplemental disclosures:
  Interest paid                        $      -   $      -    $            -
                                       ========   ========    ==============
  Income taxes paid                    $      -   $      -    $            -
                                       ========   ========    ==============

Non-cash transactions:
  Stock issued for services provided   $      -   $      -    $       12,000
                                       ========   ========    ==============
  Number of shares issued for services        -          -           120,000
                                       ========   ========    ==============



 The accompanying Notes are an integral part of these financial statements.


/7/


                  Big Equipment Services, Inc.
                     [formerly BigEquip.net]
                  (a Development Stage Company)
                              Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $187,362 for the period from February 14, 2000 (inception) to March 31, 2002, and had minimal sales. The future of the Company is dependent upon its ability to obtain equity and/or debt financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Fixed assets

The Company did not purchase any new fixed assets during the three-month period ended March 31, 2002. Depreciation expense totaled $1,083 for the period ended March 31, 2002.

Note 4 - Related party transactions

During the three-month period ending March 31, 2002, the company paid a shareholder a total of $2,630 for consulting services.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


/8/


      Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

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


/9/


Results of Operations

  We did not generate any revenues for the three-month periods ended March 31, 2002 and 2001. It is important that we build confidence in our products and purchasing over the Internet, and begin to generate revenues over the next 12 to 24 months to fund existing operations.

  Total operating expenses for the three months ended March 31, 2002 were $17,495. This represents a decrease of $9,263 in total operating expenses from the comparable three-month period ended March 31, 2001, when we recorded total operating expenses of $26,758. Total operating expenses for the period ended March 31, 2002 were entirely related to general and administrative expenses and depreciation expense. As we have yet to generate significant revenues from operations, management has focused on reducing overhead.

  We incurred total general and administrative expenses for the three-month period ended March 31, 2002 of $16,412 compared to $25,701 for the three-month period ended March 31, 2001. Our general and administrative expenses for the three-month period ended March 31, 2002 were primarily incurred from employee salaries and office leasing expense. In the past quarter, we obtained listing status on the OTC-BB under the symbol "BEQS". Depreciation expense for the three-month period ended March 31, 2002 was $1,083 compared to $1,057 for the three-month period ended March 31, 2001. This represents depreciation on the assets of the Company.

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


/10/


Liquidity and Capital Resources

  As at March 31, 2002, we recognized no revenue with an operating loss of $17,495. Our working capital as at March 31, 2002 was $1,368. Since inception, net cash used in operating activities was $168,184 and net cash used in investing activities was $21,995. Thus unless we begin to generate sufficient revenues to cover existing operations, we will be dependent upon cash flows provided by financing activities, through the issuance of common stock and borrowings from officers and directors of the Company. Net cash provided by financing activities since inception was $192,441.

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


/11/


                   PART II - OTHER INFORMATION


Item 6. Exhibits



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


/12/


  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  BIG EQUIPMENT SERVICES, INC.
---------------------------------------------------------------
                           Registrant







Date: 5/16/02
      -------


By: /s/ Frank Iannuzzi
    ----------------------------
    Frank Iannuzzi,
    President, CEO and Secretary







Date: 5/16/02
      -------


By: /s/ Garth Rolfe
    ----------------------------
    Garth Rolfe
    Treasurer


/13/