Form 10QSB
period 2002-06-30
BIG EQUIPMENT SERVICES INC
filed 2002-08-09
CIK 1144892

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33417

                  Big Equipment Services, Inc.
     (Exact name of registrant as specified in its charter)

             Nevada                            88-0451534
 (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

 456 E. Mission Road, Suite 100, San Marcos, CA        92069
    (Address of principal executive offices)         (Zip Code)

                         (760) 736-2101
      (Registrant's telephone number, including area code)

          120 N. Pacific St., Suite L11, San Marcos, CA
 (Former name, former address and former fiscal year, if changed since last report)

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



                            Table of Contents

                                                                      Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

    Independent Accountant's Review Report                              4

    Balance Sheet June 30, 2002 (unaudited)                             5

    Statement of Operations For the Three Month Period Ending           6
    June 30, 2002 (unaudited)

    Statement of Cash Flows For the Three Month Period Ending           7
    June 30, 2002 (unaudited)

    Notes to Financial Statements                                       8

  Item 2. Management's Discussion and Plan of Operation                10

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     13

SIGNATURES                                                             14


/2/


                  Big Equipment Services, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                              as of
                    June 30, 2002 (unaudited)

                               and

                     Statement of Operations
                               and
                           Cash Flows
                   for the Three Months Ending
                    June 30, 2002 (unaudited)


/3/


BECKER & COMPANY, CPAS
2192 DUPONT DRIVE, SUITE 205, IRVINE, CALIFORNIA 92612
TEL 949 833-9796  FAX 949 833-2810  EMAIL CPABECKER@AOL.COM



Board of Directors
Big Equipment Services, Inc.
[formerly BigEquip.net]
(a Development Stage Company)


We have reviewed the accompanying balance sheet of Big Equipment
Services, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2002 and the related statement of operations and statement of cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



/s/ Becker & Company


Irvine, California
July 23, 2002


CERTIFIED PUBLIC ACCOUNTANTS    -    FINANCIAL AND TAX CONSULTANTS


/4/


                       BIG EQUIPMENT SERVICES, INC.
                               BALANCE SHEET
                               June 30, 2002
                                (unaudited)
                     (See Accountants' Review Report)


                                 ASSETS

CURRENT ASSET
   Cash                                                         $      192

FIXED ASSETS, NET                                                   14,628
                                                                 ---------

                                                                $   14,820
                                                                 =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Loan payable - stockholders                                  $    2,250
   Payroll liabilities                                                 148
                                                                 ---------
     Total current liabilities                                       2,398
                                                                 ---------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding
   Common stock, $0.001 par value; 20,000,000 shares
    authorized, 5,836,640 shares issued and outstanding              5,837
   Additional paid-in capital                                      198,604
   (Deficit) accumulated during development stage                 (192,019)
                                                                 ---------
     Total stockholders' equity                                     12,422
                                                                 ---------

                                                                $   14,820
                                                                 =========



 The accompanying notes are an integral part of these financial statements.


/5/


                     BIG EQUIPMENT SERVICES, INC.
                        STATEMENT OF OPERATIONS
                   Three Months Ending June 30, 2002
                              (unaudited)
                   (See Accountants' Review Report)


REVENUE                                                      $     -
                                                              ---------
Cost of goods sold                                                 -
                                                              ---------

Gross profit                                                       -
                                                              ---------

EXPENSES
   General and administrative expenses                            3,574
   Depreciation                                                   1,083
                                                              ---------

     Total expenses                                               4,657
                                                              ---------

NET (LOSS)                                                   $   (4,657)
                                                              =========

Weighted average number of
 common shares outstanding - basic and fully diluted          5,836,640
                                                              =========

Net (loss) per share - basic & fully diluted                 $    (0.00)
                                                              =========



 The accompanying notes are an integral part of these financial statements.


/6/


                       BIG EQUIPMENT SERVICES, INC.
                          STATEMENT OF CASH FLOWS
                     Three Months Ending June 30, 2002
                                (unaudited)
                     (See Accountants' Review Report)


Cash flows from operating activities:
  Net (loss)                                         $    (4,657)
  Depreciation                                             1,083
  Decrease in payroll liabilities                           (746)
                                                      ----------

  Net cash (used) by operating activities                 (4,320)
                                                      ----------

Cash flows from financing activities:
  Stockholders' loans                                      2,250
                                                      ----------

  Net cash provided by financing activities                2,250
                                                      ----------

Net (decrease) in cash balance                            (2,070)

Cash balance - 03/31/02                                    2,262
                                                      ----------

Cash balance - 06/30/02                              $       192
                                                      ==========



 The accompanying notes are an integral part of these financial statements.


/7/


                  BIG EQUIPMENT SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2002


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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $4,657 for the period from April 1, 2002 to June 30, 2002. The future of the Company is dependent upon its ability to obtain equity and/or debt financing and has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Fixed assets

The Company did not purchase any new fixed assets during the three-month period ended June 30, 2002. Depreciation expense totaled $1,083 for the period ended June 30, 2002.


/8/


                  BIG EQUIPMENT SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2002

Note 4 - Related party transactions

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


/9/


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


/10/


Results of Operations

  We did not generate any revenues for the three-month period ended June 30, 2002. It is important that we build confidence in our products and begin to generate revenues over the next 12 to 24 months to fund existing operations.

  Total operating expenses for the three months ended June 30, 2002 were $4,657. Total operating expenses for the period ended June 30, 2002 were entirely related to general and administrative expenses and depreciation expense. As we have yet to generate significant revenues from operations, management has focused on limiting expenses during our development stage.

  We incurred total general and administrative expenses for the three-month period ended June 30, 2002 of $3,574. Our general and administrative expenses for the three-month period ended June 30, 2002 were primarily incurred from office leasing expense. Depreciation expense for the three-month period ended June 30, 2002 was $1,083. This represents depreciation on the assets of the Company.

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

Liquidity and Capital Resources

  As at June 30, 2002, we recognized no revenue with an operating loss of $4,657 and negative working capital of $2,398. For the three-month period ended June 30, 2002, net cash used by operating activities was $4,320. To meet expenses stockholders loaned the Company $2,250. Thus unless we begin to generate sufficient revenues to cover existing operations, we will be dependent upon cash flows provided by financing activities, through the issuance of common stock and borrowings from officers and directors of the Company.


/11/


  Through a reduction in payroll expense and the relocation of our corporate office on August 1, 2002 (as previously reported on Form 8-K), we estimate our capital requirements to be reduced from approximately $8,500 to $2,500 per month for the next 12 to 24 months. We have yet to generate significant revenues during this reporting period and it is unknown when we will generate significant revenues. It is for this reason that management has been focused on reducing operating expenses as much as possible. Although we anticipate the realization of revenues from our products and services during the next 12 months, we cannot guarantee that this will occur. The receipt of funds from subsequent Private Placement Offerings or additional loans obtained through private and public sources may be anticipated to offset our near term capital requirements for the next 12 months. We have financed our cash flow requirements through a public issuance of common stock and a private offering. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

  All investor inquiries should be directed to Mr. Garth Rolfe, Treasurer, Big Equipment Services, Inc., 456 E. Mission Road,
Suite 100, San Marcos, CA 92069, phone 760-736-2101.



           [Balance of Page Intentionally Left Blank]


/12/


                   PART II - OTHER INFORMATION


Item 6. Exhibits



Exhibit  Name and/or Identification of Exhibit
Number

  3      Articles of Incorporation & By-Laws
           (a)  Articles of Incorporation of the Company filed
                February 14, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
           (b) Amended Articles of Incorporation of the Company filed February 8, 2002. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
           (c) By-Laws of the Company adopted February 16, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
99.1     Certification under Section 906 of the Sarbanes-Oxley Act
         (18 U.S.C. SECTION 1350)


/13/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Big Equipment Services, Inc.
-----------------------------------------------------------------
                          (Registrant)








Date: August 7, 2002
      --------------


By: /s/ Frank Iannuzzi
    ------------------
    Frank Iannuzzi,
    President, CEO and Secretary





Date: August 7, 2002
      --------------


By: /s/ Garth Rolfe
    ---------------
    Garth Rolfe
    Treasurer, CFO


/14/