Form 10QSB
period 2002-09-30
BIG EQUIPMENT SERVICES INC
filed 2002-11-14
CIK 1144892

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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


----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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



                            Table of Contents

                                                                      Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

    Independent Accountant's Review Report                              4

    Balance Sheet September 30, 2002 (unaudited)                        5

    Statement of Operations For the Three Month Period Ending           6
    September 30, 2002 (unaudited)

    Statement of Cash Flows For the Three Month Period Ending           7
    September 30, 2002 (unaudited)

    Notes to Financial Statements                                       8

  Item 2. Management's Discussion and Plan of Operation                10

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     13

SIGNATURES                                                             14


/2/


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements








                  Big Equipment Services, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                              as of
                 September 30, 2002 (unaudited)

                               and

                     Statement of Operations
                               and
                           Cash Flows
                   for the Three Months Ending
                 September 30, 2002 (unaudited)


/3/


BECKER & COMPANY, CPAS
2192 DUPONT DRIVE, SUITE 205, IRVINE, CALIFORNIA 92612
TEL 949 833-9796  FAX 949 833-2810  EMAIL CPABECKER@AOL.COM



Board of Directors
Big Equipment Services, Inc.
[formerly BigEquip.net]
(a Development Stage Company)


We have reviewed the accompanying balance sheet of Big Equipment Services, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2002 and the related statement of operations and statement of cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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


Irvine, California
October 23, 2002


  CERTIFIED PUBLIC ACCOUNTANTS    -    FINANCIAL AND TAX CONSULTANTS


/4/


                       BIG EQUIPMENT SERVICES, INC.
                               BALANCE SHEET
                            September 30, 2002
                                (unaudited)
                     (See Accountants' Review Report)


                                 ASSETS

CURRENT ASSET
   Cash                                                         $      595

FIXED ASSETS, NET                                                   12,545
                                                                 ---------

                                                                $   13,140
                                                                 =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Loan payable - stockholders                                  $    4,250
   Payroll liabilities                                                 148
                                                                 ---------
     Total current liabilities                                       4,398
                                                                 ---------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                       -
   Common stock, $0.001 par value; 20,000,000 shares
    authorized, 5,836,640 shares issued and outstanding              5,837
   Additional paid-in capital                                      198,604
   (Deficit) accumulated during development stage                 (195,699)
                                                                 ---------
     Total stockholders' equity                                      8,742
                                                                 ---------

                                                                $   13,140
                                                                 =========



 The accompanying notes are an integral part of these financial statements.


/5/


                       BIG EQUIPMENT SERVICES, INC.
                          STATEMENT OF OPERATIONS
               Three Month Period Ending September 30, 2002
                                (unaudited)
                     (See Accountants' Review Report)


REVENUE                                                      $     -
                                                              ---------
Cost of goods sold                                                 -
                                                              ---------

Gross profit                                                       -
                                                              ---------

EXPENSES
   General and administrative expenses                            2,597
   Depreciation                                                   1,083
                                                              ---------

     Total expenses                                               3,680
                                                              ---------

NET (LOSS)                                                   $   (3,680)
                                                              =========

Weighted average number of
 common shares outstanding - basic and fully diluted          5,836,640
                                                              =========

Net (loss) per share - basic & fully diluted                 $    (0.00)
                                                              =========



 The accompanying notes are an integral part of these financial statements.


/6/


                  BIG EQUIPMENT SERVICES, INC.
                     STATEMENT OF CASH FLOWS
          Three Month Period Ending September 30, 2002
                           (unaudited)
                (See Accountants' Review Report)


Cash flows from operating activities:
  Net (loss)                                         $    (3,680)
  Depreciation                                             1,083
                                                      ----------

  Net cash (used) by operating activities                 (2,597)
                                                      ----------

Cash flows from financing activities:
  Stockholders' loans                                      2,000
  Sale of office equipment                                 1,000
                                                      ----------

  Net cash provided by financing activities                3,000
                                                      ----------

Net increase in cash balance                                 403

Cash balance - 06/30/02                                      192
                                                      ----------

Cash balance - 09/30/02                              $       595
                                                      ==========



 The accompanying notes are an integral part of these financial statements.


/7/


                  BIG EQUIPMENT SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2002


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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,680 for the period from July 1, 2002 to September 30, 2002. The future of the Company is dependent upon its ability to obtain equity and/or debt financing and has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - FIXED ASSETS

The Company did not purchase any new fixed assets during the three-month period ended September 30, 2002.
Depreciation expense totaled $1,083 for the period ended
September 30, 2002.


/8/


                  BIG EQUIPMENT SERVICES, INC.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 2002


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





       The balance of this page intentionally left blank.


/9/


     Item 2 - Management's Discussion and Analysis or Plan of Operation

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


/10/


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

Results of Operations

  We did not generate any revenues for the three-month period ended September 30, 2002. It is important that we build confidence in our products and begin to generate revenues over the next 12 to 24 months to fund existing operations.

  Total operating expenses for the three months ended September 30, 2002 were $3,680. Total operating expenses for the period ended September 30, 2002 were entirely related to general and administrative expenses and depreciation expense. As we have yet to generate significant revenues from operations, management has focused on limiting expenses during our development stage.

  We incurred total general and administrative expenses for the three-month period ended September 30, 2002 of $2,597. Our general and administrative expenses for the three-month period ended September 30, 2002 were primarily incurred from office leasing expense. Depreciation expense for the three-month period ended September 30, 2002 was $1,083. This represents depreciation on the assets of the Company.

  To meet operating expenses in three-month period ended September 30, 2002, the Company received stockholders' loans in the amount of $2,000. In addition, the Company received $1,000 through the sale of office equipment that management believed to be "non-essential" to the operations of Big Equipment Services, Inc. Therefore, net cash provided by financing activities totaled $3,000 for the three-month period ended September 30, 2002. This amount was sufficient to cover the net cash used by operating activities of $2,597.

  We anticipate no changes to the number of employees over the next twelve months.

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


/11/


  To date, our efforts have been primarily focused on developing demand for our products and implementing our business strategy. Our revenues are primarily dependent upon our ability to cost-effectively and efficiently develop and market our products.
Our priorities for the next six to twelve months of operations are to:

  1. Continue marketing our products;
  2. Develop and strengthen strategic relationships;
  3. Respond to competitive developments; and
  4. Establish our brand identity.

  Current competitors or new market entrants may provide products superior to ours that could adversely affect the competitive position of our Company. Through the continued operation of our Web site, www.bigequipservices.com, we hope to increase our status in the heavy equipment industry. Any failure or delay in achieving the priorities outlined above could have a material adverse affect on our business, results of operations and financial condition.

Liquidity and Capital Resources

  As at September 30, 2002, we recognized no revenue with an operating loss of $3,680 and negative working capital of $3,803. Thus unless we begin to generate sufficient revenues to cover existing operations, we will be dependent upon cash flows provided by financing activities, through the issuance of common stock and borrowings from officers and directors of the Company.

  Management estimates our capital requirements to be approximately $2,500 per month for the next 12 to 24 months. We have yet to generate significant revenues during this reporting period and it is unknown when we will generate significant revenues. It is for this reason that management has been focused on reducing operating expenses as much as possible.

  Although we anticipate the realization of revenues from our products and services during the next 12 months, we cannot guarantee that this will occur. The receipt of funds from subsequent Private Placement Offerings or additional loans obtained through private and public sources may be anticipated to offset our near term capital requirements for the next 12 to 24 months.

  We have financed our cash flow requirements to date mainly through issuances of our common stock. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

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

     Item 6(b) - Reports Filed on Form 8-K

  For the quarter ended September 30, 2002 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/13/


                           SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Big Equipment Services, Inc.
-----------------------------------------------------------------
                          (Registrant)








Date: November 14, 2002
      -----------------


By: /s/ Frank Iannuzzi
    ------------------
    Frank Iannuzzi,
    President, CEO and Secretary





Date: November 14, 2002
      -----------------


By: /s/ Garth Rolfe
    ---------------
    Garth Rolfe
    Treasurer, CFO


/14/