Form 10KSB
period 2002-12-31
EPIC FINANCIAL  CORP
filed 2003-04-23
CIK 1144892

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period from_________to __________

Commission File Number 0-33417

                    EPIC FINANCIAL CORPORATION
                   ----------------------------
                   (Exact Name of Registrant as
                     Specified in its Charter)

               Nevada                                        88-0451534
           ---------------                                 ---------------
     (State or other jurisdiction of                     (I.R.S. employer
      incorporation or organization)                    identification number)


  3300 Irvine Avenue, Suite 220, Newport Beach, CA           92660
 ---------------------------------------------------       ----------
      (Address of principal executive offices)             (Zip code)

Issuer's Telephone Number: (949) 622-1130

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class         Name of each exchange on which registered
---------------------------    -----------------------------------------
         N/A                                  N/A

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

The issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 21, 2003:
Common stock, $0.001 par value:  $279,461.

The number of shares of the registrant's common stock outstanding as of April 21, 2003: 3,349,327.

Documents incorporated by reference:  Not Applicable

          Transitional Small Business Disclosure Format:  Yes [ ]  No [X]


                    FORWARD-LOOKING STATEMENTS

   This annual report contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. Our forward-looking statements in this annual report include, but are not limited to, statements relating to:

   *  our anticipated business strategy;

   * the market opportunity for our services, including anticipated growth of our industry and expected demand for our services;

   *  our plans for hiring additional personnel;

   * our estimates regarding our future capital requirements and needs for additional financing; and

   * any of our other plans, objectives, expectations and intentions contained in this prospectus that are not historical facts.

   You should read this annual report completely and with the understanding that our actual future results may be materially different from what we expect. We will not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

   Our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, among others, the risk and other factors set forth in the section "Risk Factors" as well as the following:

   *  changes in general economic and business conditions;

   *  changes in current pricing levels;

   * reductions in sales to any of our significant customers or in customer capacity generally;

   *  our ability to hire and retain qualified personnel;

   *  changes in our sales mix to lower margin financial products;

   *  increased competition; and

   * our ability to keep up with technological change and changes in customer demands.

   If one or more of these risks or uncertainties materialize, or if underlying assumption prove incorrect, our actual results may vary materially from those expected, estimated or projected.
Because of these uncertainties, you should not place undue reliance on forward-looking statements.

                              PART I

Item 1.  Description of Business.

     Business Development

     On February 14, 2000, we were incorporated in the State of Nevada under the name "BigEquip.net, Inc." and February 8, 2002 our name was changed to "Big Equipment Services, Inc." We sometimes refer to our company in this Annual Report as the "Company".

     Effective March 7, 2003, the Articles of Incorporation of the Company were amended to change the name of the Company to Epic Financial Corporation. At the same time, the Certificate of Amendment to Articles of Incorporation effectuated a 1-for-20 reverse split of the Company's common stock. The record date for the reverse split was the close of business on March 6, 2003. For further information concerning the change of name and reverse split, reference is made to the Company's Schedule 14C Definitive Information Statement that was filed with the Securities and Exchange Commission on February 14, 2003.

     Pursuant to a Purchase Agreement dated March 7, 2003, the Company, on March 31, 2003, closed a transaction, whereby it acquired all of the issued and outstanding shares of common stock, no par value, of Saddleback Investment Services, Inc., a California corporation ("Saddleback") from William R. Parker ("Mr. Parker") and six otherwise unaffiliated persons or entities. In exchange for the shares of Saddleback, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to Mr. Parker and an aggregate of 1,500,000 shares to such other persons or entities. As a result of this transaction, Mr. Parker became the beneficial owner of 44.79% of the issued and outstanding common stock of the Registrant, the sole class of voting stock of the Registrant. As a part of the transaction, on March 31, 2003, Mr. Parker was appointed to the Board of Directors of the Company and elected President of the Company. Frank Iannuzzi remains Chairman of the Board and Chief Financial Officer. For further information concerning the acquisition of Saddleback by the Company, reference is made to our Current Report on Form 8-K , which was filed with the Securities and Exchange Commission on March 31, 2003.

     At the same time, we abandoned the intended focus of our business form one of providing business and e-commerce solutions to small- and medium-sized construction companies, which was never implemented, and adopted a new business strategy - a financial services firm, specifically real estate mortgage financing.

     As a result of the acquisition by the Company of Saddleback, on March 31, 2003, Saddleback became a wholly-owned subsidiary of the Company. The transaction was treated as a reverse acquisition for accounting purposes. The historical results reflected in the financial statement and discussed herein, however, are those of the entity in existence as of the fiscal year ended December 31, 2002, Big Equipment Services, Inc. (formerly BigEquip.net, Inc.).

     As a result of the accounting treatment of the purchase of the Saddleback Stock by the Company, Saddleback is deemed to be the "Accounting Acquiror", thus resulting in the Company's adoption of the October 31 fiscal year-end of the Accounting Acquiror. Subject to the Company's filing of any Current Reports on Form 8-K, the Company expects that the next periodic report that it will file subsequent to this Annual Report pursuant to its obligations under Section 13 or 15(d) of the Securities Exchange Act of 1934 will be its Quarterly Report on Form 10-QSB for the period ended April 30, 2003.

     Business of the Company

     The following discussion of the business of the Company includes the business operations of its subsidiary, Saddleback
Investment Services, Inc., which was acquired by the Company on March 31, 2003.

General

     Saddleback, presently doing business as American National Mortgage ("American National") is a mortgage broker and banking entity with its principal office located in Newport Beach, California. American National was formed in November, 1992 and operated primarily as a wholesale mortgage banker until mid-2001. In July 2001, American National was acquired by EMB Corporation. Due to the inability of its parent company to provide adequate capital for growth, American National suspended much of its operations and conducted only limited retail mortgage operations until December 2002, at which time Mr. Parker rescinded the transaction with EMB Corporation. From January 2003 to present the Company has again began to expand its retail mortgage operations. American National anticipates not only a growth in such retail operations, but also a significant expansion of wholesale lending operations.

     American National generates its income primarily through fees and expenses charged to borrowers and from yield spread premiums and/or service release premiums paid to American National when the closed loans are sold by American National to third party investors, primarily larger mortgage lenders or banks.

     American National is presently approved to do business in approximately 10 states, including the State of California, by means of qualifying with each state through individual licensing
or registration processes.    American National is approved as a
direct endorsement lender by the U.S. Department of Housing and Urban Development / Federal Housing Authority ("FHA").

     Loan Standards. Mortgage loans made by American National are loans with fixed or adjustable rates of interest, secured by first mortgages, deeds of trust or security deeds on residential properties with original principal balances that, generally, do not exceed 95% of the value of the mortgaged properties, unless such loans are FHA-insured. Generally, each mortgage loan having a loan-to-value ratio, as of the date of the loan, in excess of 80%, or which is secured by a second or vacation home, will be covered by a Mortgage Insurance Policy or FHA Insurance Policy insuring against default of all or a specified portion of the principal amount thereof.

     The mortgage loans are "one to four-family" mortgage loans, which means permanent loans (as opposed to construction or land development loans) secured by mortgages on non-farm properties, including attached or detached single-family or second/vacation homes, one to four-family primary residences and condominiums or other attached dwelling units, including individual condominiums, row houses, townhouses and other separate dwelling units even when located in buildings containing five or more such units. Each mortgage loan must be secured by an owner occupied primary residence or second/vacation home, or by a non-owner occupied residence. The mortgaged property may not be a mobile home.

     In general, no mortgage loan is expected to have an original principal balance less than $30,000. While most loans will have an original principal balance of less than $700,000, loans of up to $2,000,000 may be funded by brokering such loans to unaffiliated third-party mortgage lenders. Fixed-rate mortgage loans must be repayable in equal monthly installments which reduce the principal balance of the loans to zero at the end of the term.

     Credit, Appraisal and Underwriting Standards. Each mortgage loan must (i) be an FHA-insured loan meeting the credit and underwriting requirements of such agency, or (ii) meet the credit, appraisal and underwriting standards established by American National. For certain mortgage loans that may be subject to a mortgage pool insurance policy, American National may delegate to the issuer of the mortgage pool insurance policy the responsibility of underwriting such mortgage loans, in accordance with American National's credit appraisal and underwriting standards. In addition, the American National may delegate to one or more lenders the responsibility of underwriting mortgage loans offered to American National by such lenders, in accordance with American National's credit, appraisal and underwriting loans.

     American National's underwriting standards are intended to evaluate the prospective mortgagor's credit standing and repayment ability, and the value and adequacy of the proposed mortgaged property as collateral. In the loan application process, prospective mortgagors will be required to provide information regarding such factors as their assets, liabilities, income, credit history, employment history and other related items. Each prospective mortgagor will also provide an authorization to apply for a credit report, which summarizes the mortgagor's credit history. With respect to establishing the prospective mortgagor's ability to make timely payments, American National will require evidence regarding the mortgagor's employment and income, and of the amount of deposits made to financial institutions where the mortgagor maintains demand or savings accounts.

     American National's underwriting standards generally follow guidelines acceptable to Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"). American National's underwriting policies may be varied in appropriate cases. In determining the adequacy of the property as collateral, an independent appraisal is made of each property considered for financing. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the appraiser's judgment of values, giving appropriate weight to both the market value of comparable homes and the cost of replacing the property.

     Certain states where the mortgaged properties may be located are "anti-deficiency" states, where, in general, lenders providing credit on one to four-family properties must look solely to the property for repayment in the event of foreclosure. See "Certain Legal Aspects of the Mortgage Loans -- Anti-Deficiency Legislation and Other Limitations on Lenders". American National's underwriting standards in all states (including anti-deficiency states) require that the underwriting officers be satisfied that the value of the property being financed, as indicated by the independent appraisal, currently supports and is anticipated to support in the future the outstanding loan balance, and provides sufficient value to mitigate the effects of adverse shifts in real estate values.

     Title Insurance Policies. American National will require that, at the time of the origination of the mortgage loans and continuously thereafter, a title insurance policy be in effect on each of the mortgaged properties and that such title insurance policy contain no coverage exceptions, except those permitted pursuant to the guidelines established by Fannie Mae or Freddie Mac.

     Certain Legal Aspects of Mortgage Loans.

     General. The mortgages originated by American National are either mortgages or deeds of trust, depending upon the prevailing practice in the state in which the property subject to a mortgage loan is located. A mortgage creates a lien upon the real property encumbered by the mortgage. It does not, generally, have priority over liens for real estate taxes and assessments. Priority between mortgages depends on their terms and generally on the order of filing with a state or county office. There are two parties to a mortgage, the mortgagor, who is the borrower and homeowner (the "Mortgagor"), and the mortgagee, who is the lender. Under the mortgage instrument, the Mortgagor delivers to the mortgagee a note or bond and the mortgage. Although a deed of trust is similar to a mortgage, a deed of trust formally has three parties, the borrower-homeowner called the trustor (similar to a Mortgagor), a lender (similar to a mortgagee) called the beneficiary, and a third-party grantee called the Trustee. Under a deed of trust, the borrower grants the property, irrevocably until the debt is paid, in trust, generally with a power of sale, to the Trustee to secure payment of the obligation. The Trustee's authority under a deed of trust and the mortgagee's authority under a mortgage are governed by law, the express provisions of the deed of trust or mortgage, and, in some cases, the directions of the beneficiary.

     Foreclosure. Foreclosure of a deed of trust is generally accomplished by a non-judicial Trustee's sale under a specific provision in the deed of trust which authorizes the Trustee to sell the property to a third party upon any default by the borrower under the terms of the note or deed of trust. In some states, the Trustee must record a notice of default and send a copy to the borrower-trustor and to any person who has recorded a request for a copy of a notice of default and notice of sale. In addition, the Trustee must provide notice in some states to any other individual having an interest in the real property, including any "junior lienholders". The borrower, or any other person having a junior encumbrance on the real estate, may, during a reinstatement period, cure the default by paying the entire amount in arrears, plus the costs and expenses incurred in enforcing the obligation. Generally, state laws require that a copy of the notice of sale be posted on the property and sent to all parties having an interest in the real property.

     Foreclosure of a mortgage is generally accomplished by judicial action. The action is initiated by the service of legal pleadings upon all parties having an interest in the real property. Delays in completion of the foreclosure may occasionally result from difficulties in locating necessary parties. Judicial foreclosure proceedings are often not contested by any of the parties. However, even when the mortgagee's right to foreclose is contested, the court generally issues a judgment of foreclosure and appoints a referee or other court officer to conduct the sale of the property.

     In the case of foreclosure under either a mortgage or a deed of trust, the sale by the referee or other designated officer or by the Trustee is a public sale. However, because of the difficulty a potential buyer at the sale would have in determining the exact status of title and because the physical condition of the property may have deteriorated during the foreclosure proceedings, it is uncommon for a third party to purchase the property at the foreclosure sale. Rather, it is common for the lender to purchase the property from the Trustee or referee for an amount equal to the principal amount of the mortgage or deed of trust, accrued and unpaid interest and the expense of foreclosure. Thereafter, the lender will assume the burdens of ownership, including obtaining casualty insurance and making such repairs at its own expense as are necessary to render the property suitable for sale. The lender will commonly obtain the services of a real estate broker and pay the broker's commission in connection with the sale of the property. Depending upon market conditions, the ultimate proceeds of the property may not equal the lender's investment in the property. Any loss may be reduced by the receipt of any mortgage insurance proceeds.

     Rights of Redemption. In some states, after sale pursuant to a deed of trust or foreclosure of a mortgage, the borrower and foreclosed junior lienors are given a statutory period in which to "redeem" the property from the foreclosure sale. In some states, redemption may occur only upon a payment of the entire principal balance of the loan, accrued interest and expenses of foreclosure. In other states, redemption may be authorized if the former borrower pays only a portion of the sums due. The effect of a statutory right of redemption is to diminish the ability of the lender to sell the foreclosed property. The rights of redemption would defeat the title of any purchaser from the lender subsequent to foreclosure or sale under a deed of trust. Consequently, the practical effort of the redemption right is to force the lender to retain the property and pay the expenses of ownership until the redemption period has expired.

     Anti-Deficiency Legislation and Other Limitations on Lenders. Certain states have imposed statutory prohibitions which limit the remedies of a beneficiary under a deed of trust or a mortgage. In some states, statutes limit the right of the beneficiary or mortgagee to obtain a deficiency judgment against the borrower following foreclosure or sale under a deed of trust. A deficiency judgment would be a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the real property and the amount due to the lender. Other statutes require the beneficiary or mortgagee to exhaust the security afforded under a deed of trust or mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. Finally, other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale. The purpose of these statutes is generally to prevent a beneficiary or a mortgagee from obtaining a large deficiency judgment against the former borrower as a result of low or no bids at the judicial sale.

     In addition to laws limiting or prohibiting deficiency judgments, numerous other statutory provisions, including the federal bankruptcy laws and state laws affording relief to debtors, may interfere with or affect the ability of a secured mortgage lender to realize upon collateral and/or enforce a deficiency judgment. For example, with respect to federal bankruptcy law, a court with federal bankruptcy jurisdiction may permit a debtor through his or her Chapter 11 or Chapter 13 rehabilitative plan to cure a monetary default in respect of a mortgage loan on a debtor's residence by paying arrears within a reasonable time period and reinstating the original Mortgage Loan payment schedule even though the lender accelerated the mortgage loan and final judgment of foreclosure had been entered in state court (provided no sale of the residence had yet occurred) prior to the filing of a debtor's petition. Some courts with federal bankruptcy jurisdiction have approved plans based on the particular facts of the reorganization case that effected the curing of a mortgage loan default by paying arrearages over a number of years.

     Courts with federal bankruptcy jurisdiction have also indicated that the terms of a mortgage loan secured by property of the debtor may be modified. These courts have suggested that such modification may include reducing the amount of each monthly payment, changing the rate of interest, altering the repayment schedule, and reducing the lender's security interest to the value of the residence, thus leaving the lender a general unsecured creditor for the difference between the value of the residence and the outstanding balance of the loan.

     The Internal Revenue Code of 1986, as amended, provides priority to certain tax liens over the lien of a mortgage. In addition, substantive requirements are imposed upon mortgage lenders in connection with the origination and the servicing of mortgage loans by numerous Federal and some state consumer protection laws. These laws include the federal Truth-In-Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Fair Credit Billing Act, Fair Credit Reporting Act, and related statutes. These federal laws impose specific statutory liabilities upon lenders who originate mortgage loans and who fail to comply with the provisions of the law. In some cases, this liability may affect assignees of the mortgage loans.

     Enforceability of Certain Provisions. Certain of the mortgage loans contain due-on-sale clauses. These clauses permit the lender to accelerate the maturity of the loan if the borrower sells, transfer or conveys the property. The enforceability of these clauses has been the subject of legislation and litigation in many states, and in some cases the clauses have been upheld, while in other cases their enforceability has been limited or denied.

     Upon foreclosure, courts have imposed general equitable principles. These equitable principles are generally designed to relieve the borrower from the legal effect of a default under the loan documents. Examples of judicial remedies that have been fashioned include judicial requirements that the lender undertake affirmative and expensive actions to determine the causes for the borrower's default and the likelihood that the borrower will be able to reinstate the loan. In some cases, courts have substituted their judgment for the lender's judgment and have required that lenders reinstate loans or recast payment schedules in order to accommodate borrowers who are suffering from temporary financial disability. In other cases, courts have limited the right of the lender to foreclose if the default under the mortgage instrument is not monetary, such as the borrower failing to maintain the property adequately or the borrower executing a second mortgage or deed of trust affecting the property. Finally, some courts have been faced with the issue of whether federal or state constitutional provisions reflecting due process concerns for adequate notice require that borrowers under deeds of trust or mortgages receive notices in addition to the statutorily-prescribed minimum. For the most part, these cases have upheld the notice provision as being reasonable or have found that the sale by a trustee under a deed of trust, or under a mortgage having a power of sale, does not involve sufficient state action to afford constitutional protections to the borrowers.

     Applicability of Usury Laws. Title V of the Depository Institutions Deregulation and Monetary Control Act of 1980 ("Title V"), provides that state usury limitations do not apply to certain types of residential first mortgage loans originated by certain lenders after March 31, 1980. The Federal Home Loan Bank Board is authorized to issue rules and regulations and to publish interpretations governing implementation of Title V, the statute authorizes any state to reimpose interest rate limits by adopting a law or constitutional provision which expressly rejects application of the federal law. In addition, even where Title V is not so rejected, any state is authorized by the law to adopt a provision limiting discount points or other charges on mortgage loans covered by Title V. As of the date hereof, certain states have taken action to reimpose interest rate limits and/or to limit discount points or other charges.

Competition

     Mortgage lending is a highly competitive business. There are many other mortgage lenders who have more experience, more personal, more financial liquidity and, in general, more capacity to attract business through mass-media advertising to consumers than that offered by American National. Historically, during periods of economic downturns, many mortgage lenders have been unable to continue operations or have been forced to greatly downsize their operations. There is no assurance that American National will be able to overcome such obstacles to attain its growth goals.

Government Regulation

     Most states regulate mortgage lending, requiring mortgage bankers and/or brokers to be licensed by the relevant state regulatory board or commission. Saddleback is licensed to conduct mortgage lending operations in 10 states. In addition, Saddleback is approved by the FHA as a direct endorsement lender.

Employees

     As of March 31, 2003, Saddleback had 7 employees, 5 of whom are contract loan officers and 2 of whom are in administration. None of its employees is represented by a labor union. The Company does not have any employees, other than those referenced above as employed by its wholly-owned subsidiary, Saddleback.

     Business Risk Factors.

     The business risk factors below, along with those discussed in the "Description of Business" section of this Annual Report on Form 10-KSB, reflect some, but not necessarily all, of the risks and uncertainties that could have a material adverse affect on our ability to operate its businesses successfully. Our actual results could differ materially from our business plan due to some or all of the factors discussed below.

Going Concern Opinion

     The Company's financial statements for the years ended December 31, 2001 and December 31, 2002 both contain an emphasis paragraph regarding "going concern" from the Company's independent accountants. The Company's independent accountants note that the Company's, recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns, management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives include marketing plans for the growth of our mortgage lending operations. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

Our future revenues are unpredictable and our operating results are likely to fluctuate from quarter to quarter

   Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include market acceptance of our accounts receivable financing, equipment leasing and mortgage services, the ability to generate business development opportunities, and the ability to generate capital to fund our operations to the degree necessary to provide stability for our business operations and, thus, revenues.

Because of intense competition for skilled personnel, we may not be able to recruit or retain necessary personnel on a cost-effective basis

   Our future success will depend in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We plan to significantly increase the number of our marketing, sales, customer support and operations employees to effectively serve the evolving needs of our present and future customers. Competition for highly skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our business. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to such claims in the future as we seek to hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

The loss of any of our key personnel could significantly harm our business

   Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees. The loss of the services of any key employee could significantly harm our business, financial condition and results of operations. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to retain key personnel could significantly harm our business, financial condition and results of operations.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products

   From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be harmed.

Any acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results

   We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have no experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

   * problems assimilating the purchased operations, technologies or products;

   *     unanticipated costs associated with the acquisition;
         diversion of management's attention from our core business;

   * adverse effects on existing business relationships with suppliers and customers;

   * risks associated with entering markets in which we have no or limited prior experience; and

   * potential loss of the purchased organization's or our own key employees.

   We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business.

The market price of our common stock may experience fluctuation unrelated to operating performance, including future private or public offerings of our capital stock

   The market price of the Common Stock of the Company may experience fluctuations that are unrelated to the Company's operating performance. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the mortgage industry such as, among other things, interest rate movements. In addition, the Company's operating income on a quarterly basis is significantly dependent upon the successful completion of the Company's loan sales in the market, and the Company's inability to complete these transactions in a particular quarter may have a material adverse impact on the Company's results of operations for that quarter and could, therefore, negatively impact the price of the Common Stock.

   The Company may increase its capital by making additional private or public offerings of its Common Stock, securities convertible into its Common Stock, preferred stock or debt securities. The actual or perceived effect of such offerings, the timing of which cannot be predicted, may be the dilution of the book value or earnings per share of the Common Stock outstanding, which may result in the reduction of the market price of the Common Stock and affect the Company's ability to access the capital markets.

Need for additional funding

     Historically, the Company has relied on debt and equity investment infusions of cash to continue operations. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, or to continue to obtain equity or debt financing from its current sources or those who have committed to provide such financing (as to all of which there can be no assurance), it would require funding from other sources. If financing is required, the Company's inability to raise capital would materially and adversely harm the Company's business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's stockholders.

The financial services business is affected by interest rates and other factors beyond our control

   The results of the Company's operations will be affected by various factors, many of which are beyond the control of the Company. The results of the Company's operations will depend, among other things, on the level of net cash flows generated by the Company's accounts receivable and mortgage assets and the supply of and demand for accounts receivable financing, equipment financing and mortgage loans. The Company's net cash flows will vary as a result of changes in interest rates, the behavior of which involves various risks and uncertainties as set forth below. Prepayment rates and interest rates depend upon the nature and terms of the underlying loans, conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions, competition and other factors, none of which can be predicted with any certainty. Because interest rates will significantly affect the Company's activities, the operating results of the Company will depend, in large part, upon the ability of the Company to utilize appropriate strategies to maximize returns to the Company while attempting to minimize risks.

Our financing activities are subject to the risk of default by borrowers and certain inherent risks

   Financing activities, including mortgage loan financing are all subject to varying degrees of risk, including the risk of a default by the borrowers, and the added responsibility on the part of the Company of foreclosing or otherwise protecting its investment. The ability of the borrowers to make payments is highly dependent on the borrowers' ability to manage and sell, refinance or otherwise dispose of the financed properties and will be dependent upon all the risks generally associated with real estate and other investments which are beyond the control of the Company. With respect to mortgages, the Company must rely on the experience and ability of the borrowers to manage, develop and dispose of or refinance the properties. Investing in real estate is highly competitive and is subject to numerous inherent risks, including, without limitation, changes in general or local economic conditions, neighborhood values and interest rates, limited availability of mortgage funds which may render the sale or refinancing of the properties difficult, increases in real estate taxes, other operating expenses, the supply and demand for properties of the type involved, toxic and hazardous wastes, environmental considerations, zoning laws, entitlements, rent control laws, other governmental rules and fiscal policies and acts of God, such as floods, which may result in uninsured losses.

We may not diversify our portfolio of financed assets

   The mortgage loans made by the Company may be obligations of a limited number of borrowers. The lack of diversity in the type, number and geographic location of these financing activities made by the Company would materially increase the risk of an investment in the Common Stock.

To the extent that we are unable to maintain an adequate warehouse line of credit, we may have to curtail loan origination and purchasing activities

   The Company relies significantly upon its access to warehouse credit facilities in order to fund new originations and purchases. The Company expects to be able to maintain its existing warehouse lines of credit (or to obtain replacement or additional financing) as the current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms, if at all. To the extent that the Company is unable to maintain an adequate warehouse line of credit, the Company may have to curtail loan origination and purchasing activities, which could have a material adverse effect on the Company's operations and financial condition.

The amount of interest charged to a borrower is subject to compliance with state usury laws

   The amount of interest payable by a borrower to the Company may exceed the rate of interest permitted under the usury laws of various states. Although the Company does not intend to make or invest in mortgage loans with usurious interest rates, there are uncertainties in determining the legality of interest rates. Such limitations, if applicable, may decrease the yield on the Company's investments.

Variations in mortgage prepayments may cause changes in our net cash flows

   Mortgage prepayment rates vary from time to time and may cause changes in the amount of the Company's net cash flows. To the extent that prepayments occur, the yield on the Company's mortgage loans would be affected as well as the Company's net cash flows. Prepayments of adjustable-rate mortgage loans included in or underlying mortgage-backed securities generally increase when then-current mortgage interest rates fall below the interest rates on such adjustable-rate mortgage loans. Conversely, prepayments of such mortgage loans generally decrease when then-current mortgage interest rates exceed the interest rate on the mortgage loans included in or underlying such mortgage-backed securities. Prepayment experience also may be affected by the geographic location of the properties securing the mortgage loans included in or underlying mortgage-backed securities, the assumability of such mortgage loans, the ability of the borrower to convert to a fixed-rate loan, conditions in the housing and financial markets and general economic conditions.

Our portfolio of mortgage loans may include privately issued pass-through certificates which are typically not guaranteed by the United States Government

   The Company may include privately issued pass-through certificates backed by pools of adjustable-rate single family and multi-family mortgage loans and other real estate-backed mortgage loans in its investment portfolio. Because principal and interest payments on privately issued pass-through certificates are typically not guaranteed by the United States government or an agency of the United States government, such securities generally are structured with one or more types of credit enhancement. Such forms of credit enhancement are structured to provide protection against risk of loss due to default on the underlying mortgage loan, or bankruptcy, fraud and special hazard losses, such as earthquakes. Typically, third parties insure against these types of losses, and the Company would be dependent upon the credit worthiness of the insurer for credit-rating, claims paying ability of the insurer and timeliness of reimbursement in the event of a default on the underlying obligations. Furthermore, the insurance coverage for various types of losses is limited in amount, and losses in excess of the limitation would be the responsibility of the Company.

   The Company may also purchase mortgage loans issued by GNMA, FNMA or FHLMC. Each of these entities provides guarantees against risk of loss for securities issued by it. In the case of GNMA, the timely payment of principal and interest on its certificates is guaranteed by the full faith and credit of the United States government. FNMA guarantees the scheduled payments of interest and principal and the full principal amount of any mortgage loan foreclosed or liquidated on its obligations. FHLMC guarantees the timely payment of interest and ultimate collection of principal on its obligations, while with respect to certificates issued by FNMA and FHLMC, payment of principal and interest of such certificates are guaranteed only by the respective entity and not by the full faith and credit of the United States government.

We are is dependent upon independent mortgage brokers and others, none of whom is contractually obligated to do business with the company

   The Company depends in part on independent mortgage brokers, financial institutions, realtors(R) and mortgage bankers for its originations and purchases of mortgage loans. The Company's competitors also seek to establish relationships with such independent mortgage brokers, financial institutions, realtors(R) and mortgage bankers, none of whom is contractually obligated to continue to do business with the Company. In addition, the Company expects the volume of wholesale loans that it originates and purchases to increase. The Company's future results may become more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other originators and purchasers of such loans, market conditions and other factors.

We will have little control over the operations of the pass-through entities in which we may purchase interests

   If the Company purchases interests in various pass-through entities, it will itself be in the position of a "holder" of shares of such entities including, real estate investment trusts, other trusts or partnerships, or a holder of other types of pass-through interests. Therefore, the Company will be relying exclusively on the management capabilities of the general partners, managers and trustees of those entities for the management and investment decisions made on their behalf. In particular, except for voting rights on certain matters, the Company will have no control over the operations of the pass-through entities in which it purchases interests, including all matters relating to the operation, management, investment decisions, income and expenses of such entities, including decisions with respect to actions to be taken to collect amounts owed to such entities. If such managers, trustees or general partners take actions or make decisions which are adverse to a pass-through entity or the Company, it may not be cost-efficient for the Company to challenge such actions or decisions. Moreover, if the Company does not become a substituted owner of such interests, it would not have the right to vote on matters on which other interest owners in such entities have a right to vote or otherwise challenge management decisions. Finally, should any of such managers, trustees or general partners experience financial difficulties for any reason, the entities in which the Company invests could be adversely affected, thereby adversely affecting the value of the Company's investments.

Borrowers may not have sufficient assets to pay off the balloon payments at maturity

   Mortgage loans, other than those representing mortgage loans on single-family residential, may represent "balloon" obligations, requiring no payments of principal over the term of the indebtedness with a "balloon" payment of all of the principal due at maturity. "Balloon" payments will probably require a sale or refinancing of properties at the time they are due. No assurance can be given that the borrowers will have sufficient assets to pay off the indebtedness when due, or that sufficient liquidity will be generated from the disposition or refinancing of the properties to enable the owner to pay the principal or interest due on such mortgage loans.

Upon foreclosure of a property, we may have difficulty in finding a purchaser or may have to sell the property at a loss

   If a mortgaged property not sold by the maturity date of the underlying loan, the borrower may have difficulty in paying the outstanding balance of such loan and may have to refinance the property. The borrower may also experience difficulty in refinancing the property if that becomes necessary due to unfavorable interest rates or the unavailability of credit.

   If any amounts under a loan are not paid when due, the Company may foreclose upon the property of the borrower. In the event of such a default which requires the Company to foreclose upon a property or otherwise pursue its remedies in order to protect the Company's investment, the Company will seek to obtain a purchaser for the property upon such terms as the Company deems reasonable. However, there can be no assurance that the amount realized upon any such sale of the underlying property will result in financial profit or prevent loss to the Company. In addition, because of potential adverse changes in the real estate market, locally or nationally, the Company may be forced to own and maintain the property for a period of time to protect the value of its investment. In that event, the Company may not be able to receive any cash flow from such loan and the Company would be required to pay such sums as may be necessary to maintain and manage the property.

We may be required to investigate and clean up hazardous or toxic substances of properties securing loans that are in default

   The Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

   In the course of its business, the Company has acquired and may acquire in the future properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

Item 2.  Description of Property

     The Company currently occupies 1650 square feet of office space in Newport Beach, California under a sublease. The sublease for the premises was initiated on March 11, 2003 until continues until February 29, 2004. We pay a monthly rent of $3,129.30. The Company expects that it will utilize this space until the future growth of its business operations necessitates an increase in office space. There is an ample supply of office space in the greater Newport Beach / Orange County area and the Registrant does not anticipate any problem in securing additional space when necessary.

Item 3.  Legal Proceedings.

We were not subject in the year ended 2002, nor are we currently subject, to any legal proceedings. However, on March 1, 2001, our wholly-owned subsidiary, Saddleback, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation. The plaintiffs and cross-defendants sought money damages from on a variety of causes of action. As of mid-April of 2003, after the conclusion of the trial, plaintiffs were awarded a judgment against Saddleback in the amount of approximately $200,000. As of the date of this Annual Report, the parties are in settlement discussions and no appeals have yet been filed.

Item 4.  Submission of Matters to a Vote of Security Holder.

No matters were submitted during the fourth quarter of the Company's fiscal year ended December 31, 2002.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Market for Common Equity. The Common Stock of the Company is currently quoted in the over-the-counter market on the OTCBB under the symbol "EPFL".

     When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stock" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15g-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing to customers current bid and offers; (c) disclosing to customers the brokers-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

     The following table sets forth the range of high and low closing bid prices per share of the Common Stock as reported by the National Associati0on of Securities Dealers, Inc., composite feed or other qualified interdealer quotation medium, as compiled by Pink Sheets LLC for the periods indicated.

                                   Bid (1; 2)
                                 High         Low
   Year ended                 ----------   -----------
   December 31, 2002:
   Second Quarter                0.40         0.20
   (from and after
   April 22, 2002)(3)
   Third Quarter                 0.40         0.40
   Fourth Quarter                0.40         0.40

(1) The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.

(2) On March 6, 2003, the Company effectuated a 1-for-20 reverse split of its common stock. The high/low closing bid prices in the table above have been adjusted to reflect such split.

(3)  Commencing in the Second Quarter, the OTC Compliance Unit of
     NASD Regulation, Inc. (the "Compliance Unit") granted permission to broker-dealers who wanted to make a market in our common stock to place priced bid and asked quotations on the OTC Bulletin Board.

     On April 21, 2003, the Closing bid and ask price of the Common Stock of the Company were $0.60 and $1.00 per share, respectively. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On April 21, 2003, there were approximately three broker-dealers publishing quotes for the Common Stock of the Company.

     Holders. As of April 21, 2003, there were 3,349,327 shares of Common Stock issued and outstanding, which were held by approximately 63 holders of record. As of April 21, 2003, there were 1,000,000 shares of Series A Convertible Preferred Stock outstanding, which were held of record by our subsidiary, Saddleback, and 100,000 shares of Series B Convertible Preferred Stock outstanding, which were held by one holder of record. No shares of any other series of Preferred Stock were outstanding as of April 21, 2003.

     Dividends. The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, in expanding its operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. Further, payment of cash dividends on our common stock is also subject to the approval of the holders of our Series A Preferred Stock. In addition, the Company's ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

--------------------------------------------------------------------------
                                                Number of securities
                                                 remaining available
                                                 for future issuance
                   Number of       Weighted-        under equity
                securities to be   average of    compensation plans
                  issued upon       exercise         (excluding
Plan Category     exercise of       price of    securities reflected
                  outstanding     outstanding      in column (a))
                    options,        options,
                  warrants and    warrants and
                     rights          rights
--------------------------------------------------------------------------
                      (a)             (b)                (c)
--------------------------------------------------------------------------
Equity                 0               0                  0
compensation
plans approved
by security
holders

Equity                 0               0                  0
compensation
plans not
approved by
security
holders
--------------------------------------------------------------------------
Total                  0               0                  0
--------------------------------------------------------------------------

     Recent Sales of Unregistered Securities.

     On or about January 31, 2003, the Company issued 1,000,000 shares of its $0.001 Series A Convertible Preferred Stock to Saddleback in exchange for 100,000 shares of the $0.001 Series A Convertible Preferred Stock of Saddleback in a private transaction between the parties, in reliance upon an exemption from registration provided for in Section 4(2) of the Securities Act of 1933.

     On or about March 24, 2003, the Company issued 100,000 shares of its $0.001 Series B Convertible Preferred Stock to a then unaffiliated party for cash in the amount of $50,000.00 in a private transaction between the parties, in reliance upon an exemption from registration provided for in Section 4(2) of the Securities Act of 1933.

Item  6.    Management's Discussion and Analysis or Plan of Operation.

     Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, intense competition in the financial services industries, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Recent Changes in Business Strategy, Change in Control and Change in Corporate Structure

     On February 14, 2000, we were incorporated in the State of Nevada under the name "BigEquip.net, Inc." and February 8, 2002 our name was changed to "Big Equipment Services, Inc." We sometimes refer to our company in this Annual Report as the "Company".

     Effective March 7, 2003, the Articles of Incorporation of the Company were amended to change the name of the Company to Epic Financial Corporation. At the same time, the Certificate of Amendment to Articles of Incorporation effectuated a 1-for-20 reverse split of the Company's common stock. The record date for the reverse split was the close of business on March 6, 2003. For further information concerning the change of name and reverse split, reference is made to the Company's Schedule 14C Definitive Information Statement that was filed with the Securities and Exchange Commission on February 14, 2003.

     Pursuant to a Purchase Agreement dated March 7, 2003, the Company, on March 31, 2003, closed a transaction, whereby it acquired all of the issued and outstanding shares of common stock, no par value, of Saddleback Investment Services, Inc., a California corporation ("Saddleback") from William R. Parker ("Mr. Parker") and six otherwise unaffiliated persons or entities. In exchange for the shares of Saddleback, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to Mr. Parker and an aggregate of 1,500,000 shares to such other persons or entities. As a result of this transaction, Mr. Parker became the beneficial owner of 44.79% of the issued and outstanding common stock of the Registrant, the sole class of voting stock of the Registrant. As a part of the transaction, on March 31, 2003, Mr. Parker was appointed to the Board of Directors of the Company and elected President of the Company. Frank Iannuzzi remains Chairman of the Board and Chief Financial Officer. For further information concerning the acquisition of Saddleback by the Company, reference is made to our Current Report on Form 8-K , which was filed with the Securities and Exchange Commission on March 31, 2003.

     At the same time, we abandoned the intended focus of our business form one of providing business and e-commerce solutions to small- and medium-sized construction companies, which was never implemented, and adopted a new business strategy - a financial services firm, specifically real estate mortgage financing.

     As a result of the acquisition by the Company of Saddleback, on March 31, 2003, Saddleback became a wholly-owned subsidiary of the Company. The transaction was treated as a reverse acquisition
for accounting purposes.   The historical results reflected in the
financial statement and discussed herein, however, are those of the entity in existence as of the fiscal year ended December 31, 2002, Big Equipment Services, Inc. (formerly BigEquip.net, Inc.).

     As a result of the accounting treatment of the purchase of the Saddleback Stock by the Company, Saddleback is deemed to be the "Accounting Acquiror", thus resulting in the Company's adoption of the October 31 fiscal year-end of the Accounting Acquiror. Subject to the Company's filing of any Current Reports on Form 8-K, the Company expects that the next periodic report that it will file subsequent to this Annual Report pursuant to its obligations under Section 13 or 15(d) of the Securities Exchange Act of 1934 will be its Quarterly Report on Form 10-QSB for the period ended April 30, 2003.

Results of Operations

     Operations for the Year ended December 31, 2002, as compared to the Year ended December 31, 2001.

Revenues

     Revenues decreased by $4,087 to nil for the year ended
December 31, 2002, compared to $4,087 for the year ended December
30, 2001, because the Company reduced its active operations to a minimal level.

Expenses

     Operating expenses for the year ended December 31, 2002, were $22,676. This represents a decrease of $74,895, or 76.8%, in operating expenses from the comparable year ended December 31, 2001, when we reported operating expenses of $197,571. Total expenses, including operating expenses and other miscellaneous expenses for the year ended December 31, 2002, were $27,008. This represents a decrease of $74,870, or 73.5%, from the comparable annual period ended December 31, 2001, when we reported total expenses of $101,878. Our expenses decreased as our active operations were reduced to a minimal level, although the Company continued to incur expenses related to its existence as a public company.

Net Profit (Loss)

     During the year ended December 31, 2002, our loss per share was $27,008 or ($0.00) per share, as compared to our loss during the previous year of $98,886 or ($0.02) per share.

Liquidity and Capital Resources

     In the year ended December 31, 2002, net cash of $23,340 was used by operating activities, as compared to the prior year, when operating activities used $93,767. During the year ended December 31, 2002, financing activities provided net cash of $4,790, as compared to $46,246 provided in the prior year. No cash was used by investing activities during the year ended December 31, 2002, as compared to net cash of $2,869 that was used by investing activities during the prior year.

     As of the end of our fiscal year on December 31, 2002, we had $42 of current cash available. Our management believes that this is not sufficient to meet our needs for our 2003 fiscal year. Since our inception on, the Company has incurred an accumulated deficit of $197,875. The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2002, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated and the "going concern"
issues remain.   We intend for the Company to seek private equity
and/or debt capital to provide operating capital for our mortgage operations by Saddleback. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

     The Company does not expect that the adoption of above pronouncements will have a material effect on its earnings or financial position.

     In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.



Item 7.  Financial Statements.










                  FINANCIAL STATEMENTS AND
                      AUDITORS' REPORT



                BIG EQUIPMENT SERVICES, INC.



                      December 31, 2002


                             and


                      December 31, 2001


















Index to Financial Statement.



                  BIG EQUIPMENT SERVICES, INC.


                          CONTENTS

                                                               Page

Report of Independent Public Accountants                        F-1

Balance Sheets                                                  F-2

Statement of Operations                                         F-3

Statement of Cash Flow                                          F-4

Statement of Changes in Stockholders' Equity                    F-5

Notes to Financial Statements                                F-6 - F-8


























     BECKER & COMPANY, CPAS
     2192 DUPONT DRIVE. SUITE 203, IRVINE. CALIFORNIA 92612
     TEL 949 833-9796 FAX 949 833-2810 EMAIL CPABECKER@AOL.COM






                  Report of Independent Public Accountants
                  ----------------------------------------


     Board of Directors
     Big Equipment Services, Inc.
     pl(formerly BigEquip.net)
     Las Vegas. NV


     We have audited the accompanying balance sheet of Big Equipment Services, Inc. (the "Company") (A Developmental Stage Company) as of December 31, 2002 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
     The financial statements of Big Equipment Services, Inc. as of December 31, 2001 were audited by other auditors whose report dated March 21, 2002 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining. on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion. the financial statements referred to above present fairly, in all material respects, the financial position of Big Equipment Development, Inc. (A Development Stage Company) as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements. the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





     Irvine, California
     January 31, 2003





        CERTIFIED PUBLIC ACCOUNTANTS - FINANCIAL AND TAX CONSULTANTS






                           BIG EQUIPMENT SERVICES, INC.
                                  BALANCE SHEETS


                            ASSETS


                                               December 31,
                                         -------------------------------
                                             2002               2001
                                         --------------    -------------
CURRENT ASSET
   Cash                                  $       42        $    18,592

FIXED ASSETS, NET                            11,462             16,794
                                         --------------    -------------
                                         $   11,504        $    35,386
                                         ==============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Loan payable - stockholders           $    4,790        $         -
   Payroll liablities                           148                812
                                         --------------    -------------
                 Total current                4,938                812
                 liabilities             --------------    -------------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.001 par value,
5,000,000 shares
        authorized, no shares issued              -                  -
        and outstanding
   Common stock, $0.001 par value,
20,000,000 shares
        authorized, 5,836,640 shares          5,837              5,837
        issued and outstanding
   Additional paid-in capital               198,604            198,604
   (Deficit) accumulated during            (197,875)          (169,867)
development stage                        --------------    -------------

                 Total stockholders'          6,566             34,574
                 equity                  --------------    -------------

                                         $  $11,504        $    35,386
                                         ==============    =============







    The accompanying notes are an integral part of these financial statements.





                 BIG EQUIPMENT SERVICES, INC
                   STATEMENT OF OPERATIONS
           Years Ended December 31, 2002 and 2001



                                          2002           2001
                                     -----------   --------------

Revenue                              $       -      $    4,087

Cost of goods sold                           -           1,095
                                     -----------   --------------
Gross profit                                 -           2,992
                                     -----------   --------------
EXPENSES
   General and administrative           22,676          97,571
expenses
   Depreciation                          4,332           4,307
                                     -----------   --------------
       Total                            27,008         101,878
       expenses                      -----------   --------------

NET (LOSS)                           $ (27,008)     $  (98,886)
                                     ===========   ==============
Weighted average number of
   common shares outstanding -       5,836,640       5,611,856
basic and fully diluted              ===========   ==============

Net (loss) per share - basic &       $   (0.00)     $    (0.02)
fully diluted                        ===========   ==============







    The accompanying notes are an integral part of these financial statements.






                   BIG EQUIPMENT SERVICES, INC
                      STATEMENT OF CASH FLOW
              Years Ended December 31, 2002 and 2001



                                             2002           2001
                                        ------------   -------------
Cash flows from operating
activities:
   Net loss                             $  (27,008)    $  (98,886)
   Depreciation                              4,332          4,307
   Increase (decrease) in                     (664)           812
payroll liabilities                     ------------   -------------

   Net cash (used) by operating
activities                                 (23,340)       (93,767)
                                        ------------   -------------
Cash flows from investing
activities:
   Purchase of fixed assets                      -         (2,869)
                                        ------------   -------------
   Net cash (used) by investing                  -         (2,869)
activities                              ------------   -------------

Cash flows from financing
activities:
   Issuance of common stock                      -         45,246
   Loans from
stockholders                                 4,790              -
   Subscriptions
receivable                                       -          1,000
                                        ------------   -------------
   Net cash provided by                      4,790        46,246
financing activities                    ------------   -------------

Net increase (decrease) in cash            (18,550)      (50,390)

Cash balance - beginning of                 18,592        68,982
period                                  ------------   -------------

Cash balance - end of period            $       42     $  18,592
                                        ============   =============





    The accompanying notes are an integral part of these financial statements.




                       BIG EQUIPMENT SERVICES, INC.
               Statement of Changes in Stockholders' Equity

                                                                    (Deficit)
                                                                     Accumulated
                       Common Stock                      Additional  During        Total
                                         Subscriptions   Paid-in     Development   Stockholders'
                    Share      Amount    Receivable      Capital     Stages        Equity

                 ----------    --------  -------------   ----------  ------------  -------------
February 2000
   Contributed                 $          $               $    295    $             $    295
   capital

February 2000
   Donated
   expenses paid
   for by                                                    1,300                     1,300
   shareholder

March 2000
   Founder
   shares
   issued for    4,000,000     4,000                           100                     4,100
   cash

November 2000
   Shares          120,000       120                        11,880                    12,000
   issued for
   services

December 2000
   Shares
   issued
   pursuant
   to Rule 505   1,415,000     1,415         (1,000)       140,085                   140,500
   offering

Net (loss)
   February
   14, 2000
   (inception)
   to
   December
   31, 2000                                                            (70,981)      (70,981)
                 ----------    --------  -------------   ----------  ------------  -------------

Balance,         5,535,000     5,535         (1,000)       153,660     (70,981)       87,214
December 31,     ----------    --------  -------------   ----------  ------------  -------------
2000

April 2001
   Cancellation of                            1,000                                    1,000
   subscriptions
   receivable

September 2001
   Shares
   issued
   pursuant
   to Rule 504     301,640       302        (45,246)        44,944
   offering

October 2001
   Cancellation of                           45,246                                   45,246
   subsriptions
   receivable

Net (loss)
   For the
   year ended
   December
   31, 2001                                                            (98,886)      (98,886)
                 ----------    --------  -------------   ----------  ------------  -------------


Balance,         5,836,640     5,837              -        198,604    (169,867)       34,574
December 31,     ----------    --------  -------------   ----------  ------------  -------------
2001

Net (loss)
   For the
   year ended
   December
   31, 2002                                                            (27,008)      (27,008)
                ----------    --------  -------------   ----------  ------------  -------------
Balance,        5,836,640   $  5,837       $      -      $ 198,604  $ (196,875)   $    7,566
December 31,    ==========    ========  =============   ==========  ============  =============
2002





    The accompanying notes are an integral part of these financial statements.




                             BIG EQUIPMENT SERVICES, INC
                             NOTES TO FINANCIAL STATEMENTS
                                  December 31, 2002


  NOTE 1 - Summary of significant policies

  Organization

     The Company was organized on February 14, 2000 (Date of Inception) under the laws of the State of Nevada, as BigEquip.net. The Company has minimal operations and, in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value perferred stock.

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

  Cash and cash equivalents

     For the purpose of the statements of cash flows, all highly liquid investments with an orignal maturity of three months are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002 and 2001.

  Equipment

     Property and equipment are recorded at cost. Minor additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the stright-line method over the estimated useful lives as follows:

                Computer equipment       5 years
                Furniture and fixtures   7 years
                Leasehold improvements   7 years

  Revenue recognition

     The Company recognizes revenue as invoiced on an accrual basis. Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

  Advertising costs

     The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses were $450 for the year ended December 31, 2001 and none for the year ended December 31, 2002.



                   BIG EQUIPMENT SERVICES, INC
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 2002


  Fair value of financial instruments

     Fair value estimates discussed herin are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

  Impairment of long-lived assets

     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recovered or is impaired. No such impairments have been identified by management at December
     31, 2002 and 2001.

  Reporting on the costs of start-up activities

     Statements of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

  NOTE 2 - Going concern

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated a minimal amount of revenues. In order to obtain the necessary capital, the Company raised funds via a securities offering pursuant to Regulation D. Rule 504. If the securities offering does not provide sufficient capital, the officers and directors of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

     The officers and directors are involved in other buisness activities and may, in the future, become involved in other business opportunities.
     If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.



                    BIG EQUIPMENT SERVICES, INC
             NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 2002

  NOTE - 3 Fixed assets

     The Company purchased computer equipment in the amount of $2,869 during the year ended December 31, 2001. Depreciation expense totaled $4,332 for the year ended December 31, 2002 and $4,307 for the year ended December 31, 2001.

  NOTE 4 - Income Taxes

     As of December 31, 2001, the Company has a net operating loss carryforward of approximately $169,867 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The net operating loss carryforward was increased by $27,008 for the year ended December 31, 2002.

  NOTE 5 - Related party transactions

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

     The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other becomes interests. The Company has not formulated a policy for the resolution of such conflicts.

     NOTES 6 - Warrants and options

     There are no warrants or options outstanding to acquire any additional shares of common stock.

     NOTE 7 - Subsequent events

     On February 12, 2002, the Company amended its articles of Incorpation to change its name to Big Equipment Services, Inc.





Item 8.  Changes In and Disagreements With Accountants on
     Accounting and Financial Disclosure.

     The following changes in Accountants for the Company were disclosed in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2002, as amended in the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on August 16, 2002.

     Effective June 3, 2002, our board of directors approved a change in the company's independent auditors. None of the reports of G. Brad Beckstead, CPA on the financial statements of Big Equipment Services, Inc. for the past two years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by G. Brad Beckstead, CPA contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between Big Equipment Services, Inc. and G. Brad Beckstead, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     We retained the accounting firm of Becker & Company, CPAs to serve as our independent accountants to review our financial statements beginning with the quarter ended June 30, 2002. This engagement was effective June 3, 2002. Prior to its engagement as our independent auditors, Becker & Company, CPAs had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.

                             PART III

Item. 9.Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:

Name(1)(2)               Age         Position
------------------     -------    ------------------------------------------
 Frank Iannuzzi          55       Chairman of the Board, Treasurer and Chief
                                  Financial Officer
 William R. Parker       54       Director and President
 Garth Rolfe             61       Director and Secretary

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

     Frank Iannuzzi. Mr. Iannuzzi has been Chairman of the Board of the Company since February 2000. From February 2000, until March 31, 2003, Mr. Iannuzzi also served President and Secretary of the Company. Mr. Iannuzzi was elected Treasurer and Chief Financial Officer on March 31, 2002. Prior to his involvement with the Company and continuing at present, Mr. Iannuzzi has owned and operated a trucking company, All-away Haul-away, for the past five years.

     William R. Parker. On March 31, 2003, William R. Parker was appointed to the Company's Board of Directors and elected President of the Company. Mr. Parker has been employed in the mortgage industry from 1982 to present. From 1989 to present, he has served as Chief Executive Officer of several mortgage banking enterprises. He presently acts as President and Chief Executive Officer of the Company's wholly owned subsidiary, Saddleback, having served in such capacity since that firm's formation in 1992. Beginning in July 2001 when Saddleback was acquired by, and operated as a wholly owned subsidiary of, EMB Corporation, Mr. Parker served as a Director of EMB Corporation. He served in that capacity until December 2002, at which time the Saddleback - EMB Corporation transaction was rescinded and Mr. Parker resigned as a Director of EMB Corporation.

     Garth Rolfe. Mr. Rolfe served as Treasurer of the Company from February 2000 until March 31, 2003. In January 2003, he was elected to the Board of Directors of the Company and on March 31, 2003, he was named Secretary of the Company. He has been in the wholesale plumbing supply and distribution industry for almost 30 years. Since June 1997 to present, he has been employed by Morally Wholesale Plumbing Supply in San Marcos, California, where Mr. Rolfe has held the position of controller.

     The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

     The board of directors has not yet established a compensation committee or an audit committee.

     Compliance with Section 16(a) of Securities Exchange Act of 1934. To the best of the knowledge of the Company, two individuals, who currently serve as directors and officers and, during our 2002 fiscal year were 10% beneficial owners, were late in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year. To the best of our knowledge, all of our other directors, officers, and 10% beneficial owners filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2002.

Item 10.  Executive Compensation.

          The following table sets forth the compensation required to be reported pursuant to Item 402 of Regulation S-B. We have omitted all other sections of the Summary Compensation Table referenced in Item 402 because, during the periods reported, there was no other annual compensation and there was no long-term compensation in the form of restricted stock awards, options/SARs (granted or exercised), LTIP payouts, or otherwise.

                    Summary Compensation Table

                                      Annual Compensation
     Name and                      --------------------------
Principal Position        Year     Salary          Bonus
-------------------------------------------------------------
Frank Iannuzzi (1)      2002        -0-             -0-
  Chairman,             2001        -0-             -0-
  Treasurer and
  Chief Financial
  Officer

Garth Rolfe (2)         2002        -0-             -0-
  Secretary and a       2001        -0-             -0-
  director


  (1) Mr. Iannuzzi was elected Treasurer and Chief Financial Officer on March 31, 2003; prior to that, he had been named President, Secretary and a director in February 2000.
(2) Mr. Rolfe was elected Secretary on March 31, 2003, prior to that, he was named Secretary in February 2000 and a director on January 2003.

  Board Compensation. Members of our board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

Item  11.   Security  Ownership of Certain Beneficial  Owners  and
Management.

     The table following sets forth information regarding the beneficial ownership of common stock for each person who is known by us to be the beneficial owner of more than five percent of our voting securities, for each of our directors and named executive officers, and all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting and investment power over the shares indicated.

     As of April 21, 2003, the Company had 3,349,327 shares of common stock outstanding. For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of April 21, 2003 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

 Name of Beneficial Owner (1)           Number of Shares    Percent of Class
-----------------------------           ----------------    ----------------
 William R. Parker (2)                     1,500,000           44.79
 Frank Iannuzzi(3)                           100,000            2.99
 Garth Rolfe(4)                              100,000            2.99
 David Sun(5)                                500,000           14.93
 Cheryl Ketner (6)                           300,000            8.96
 NFC Consultants, Inc.(7)                    275,000            8.21
 Danbury Consultants, Inc.(8)                225,000            6.72
 Saddleback Investment Services, Inc.(9)   1,000,000          100.00
 All executive officers and                1,700,000           50.76
 directors as a group (3 persons)(10)

     (1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares, except as otherwise specifically indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as warrants or options to purchase the Common Stock of the Company.

     (3) All shares referenced herein constitute shares of our common stock. Mr. Parker's address is 3300 Irvine Avenue,
     Suite 220, Newport Beach, CA 92660.

     (2) All shares referenced herein constitute shares of our common stock. Mr. Iannuzzi's address is 3300 Irvine Avenue,
     Suite 220, Newport Beach, CA 92660.

     (4) All shares referenced herein constitute shares of our common stock. Mr. Rolfe's address is 3300 Irvine Avenue,
     Suite 220, Newport Beach, CA 92660.

     (5) All shares referenced herein constitute shares of our common stock. Mr. Sun's address is 215 Milford Drive, Corona del Mar, CA 92625.

     (6) All shares referenced herein constitute shares of our common stock. Ms. Ketner's address is 22 Cape Danbury,
     Newport Beach, CA 92660.

     (7) All shares referenced herein constitute shares of our common stock. The address of NFC Consultants, Inc. ("NFC") is 24 Flintstone, Aliso Viejo, CA 92656. The sole officer, director and shareholder of Danbury is Ellena Duffy, whose address is 24 Flintstone, Aliso Viejo, CA 92656.

     (8) All shares referenced herein constitute shares of our common stock. The address of Danbury Consultants, Inc. ("Danbury") is 3300 Irvine Avenue, Suite 320, Newport Beach, CA 92660. The sole officer, director and shareholder of Danbury is Christine Woller, whose address is 3300 Irvine Avenue, Suite 320, Newport Beach, CA 92660.

     (9) All shares referenced herein constitute shares of our Series A preferred stock. The address of Saddleback Investment Services, Inc., is 3300 Irvine Avenue, Suite 320, Newport Beach, CA 92660. As of the date of this Annual Report or within 60 days thereafter, all of such preferred shares are convertible into 1,875,000 shares of our common stock.

     (10) All shares referenced herein constitute shares of our common stock and includes all shares described in Notes 2 through 4, above.

Item 12.  Certain Relationships and Related Transactions.

     Pursuant to a Purchase Agreement dated March 7, 2003, the Company, on March 31, 2003, closed a transaction, whereby it acquired all of the issued and outstanding shares of common stock, no par value, of Saddleback from Mr. Parker and six otherwise unaffiliated persons or entities. In exchange for the shares of Saddleback, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to Mr. Parker and an aggregate of 1,500,000 shares to such other persons or entities. As a result of this transaction, Mr. Parker became the beneficial owner of 44.79% of the issued and outstanding common stock of the Registrant, the sole class of voting stock of the Registrant. As a part of the transaction, on March 31, 2003, Mr. Parker was appointed to the Board of Directors of the Company and elected President of the Company. Frank Iannuzzi remains Chairman of the Board and Chief Financial Officer. For further information concerning the acquisition of Saddleback by the Company, reference is made to our Current Report on Form 8-K , which was filed with the Securities and Exchange Commission on March 31, 2003.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

     Exhibit
     Number                   Description
  -----------  --------------------------------------------------
     3.1.1 Articles of Incorporation of BigEquip.net, Inc., a Nevada corporation, filed with the Secretary of State of the State of Nevada on February 14, 2000, and which was filed with the Securities and Exchange Commission on December 17, 2001 as Exhibit 3a to the Company's Registration Statement on Form 10-SB, is hereby incorporated by this reference.

     3.1.2 Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of Nevada on February 8, 2002, which was filed with the Securities and Exchange Commission on February 11, 2002 as Exhibit 3c to the Company's Registration Statement on Form 10-SB/A, is hereby incorporated by this reference.

     3.1.3 Certificate of Amendment to Articles of Incorporation to be filed with the Nevada Secretary of State on March 7, 2003, which was filed with the Securities and Exchange Commission on February 14, 2003 as Exhibit A to the Company's Schedule 14C Definitive Information Statement is hereby incorporated by this reference.

     3.1.4 Certificate of Designations, Preferences, and Rights of the Company's Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on February 19, 2003, which was filed with the Securities and Exchange Commission on April 10, 2003 as Exhibit 3.2 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     3.1.5 Certificate of Designations, Preferences, and Rights of the Company's Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on February 26, 2003, which was filed with the Securities and Exchange Commission on April 10, 2003 as Exhibit 3.3 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     3.2 By-laws of the Company which were filed with the Securities and Exchange Commission on December 17, 2001 as Exhibit 3b to the Company's Registration Statement on Form 10-SB, is hereby incorporated by this reference.

     4.1 2003 Stock Plan, which was filed with the Securities and Exchange Commission on February 27, 2003 as Exhibit 4.1 to the Company's Registration Statement on Form S-8, is hereby incorporated by this reference.

     10.1 Purchase Agreement, dated March 7, 2003, by and between Big Equipment Services, Inc. and William R. Parker, which was filed with the Securities and Exchange Commission on March 31, 2003, as Exhibit
               99.3 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.1 Press Release by Big Equipment Services, Inc., dated March 6,
               2003, concerning the change of name of the Company to Epic Financial Corporation, change of trading symbol and 1-for-20 reverse split, which was filed with the Securities and Exchange Commission on March 6, 2003, as Exhibit 99.2 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.2 Press Release by Big Equipment Services, Inc., dated April 1,2003, concerning the acquisition of Saddleback Investment Services, Inc. dba American National Mortgage, election of William
               R. Parker as a director and President and change of corporate address, which was filed with the Securities and Exchange Commission on March 31, 2003, as Exhibit 99.4 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     (b)  Reports on Form 8-K.

          (1) On March 6, 2003, the Company filed a Current Report on Form 8-K disclosing (1) the change of name of the Company to Epic Financial Corporation, (2) change of trading symbol and (3) effectiveness of the 1-for-20 reverse split.

          (2) On March 31, 2003, the Company filed a Current Report on Form 8-K disclosing concerning (1) the acquisition of Saddleback Investment Services, Inc. dba American National Mortgage, pursuant to a Purchase Agreement dated March 7, 2003 by and between Big Equipment Services, Inc. and William R. Parker,
               (2) the election of William R. Parker as a director and President and the election of other executive officers, and (3) the change of corporate address.

          (3)  On April 10, 2003, the Company filed a Current Report on Form
               8-K
               disclosing (1) the filing of a Certificate of Determination for a Series A Convertible Preferred
               Stock with the Nevada Secretary of State on February 19, 2003 and (2) the filing of a Certificate of Determination for a Series B
               Convertible Preferred Stock with the Nevada
               Secretary of State on February 26, 2003.

Item 14.  Controls and Procedures.

Quarterly evaluation of the company's Disclosure Controls and Internal Controls.

     Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer
(CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

     Appearing immediately following the Signatures section of this Annual Report there is form of "Certification" of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

     The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

     The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

     In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.

     Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.


                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:              EPIC FINANCIAL CORPORATION


                    By:  /s/ William R. Parker
                         -------------------------------------
                         William R. Parker
                         President and Chief Executive Officer

     In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:     April 22, 2003               /s/ William R. Parker
                                       -----------------------------
                                       William R. Parker
                                       President and Chief
                                       Executive Officer



Date:  April 22, 2003                  /s/ Frank Iannuzzi
                                       ------------------------------
                                       Frank Iannuzzi
                                       Chairman of the Board, Treasurer,
                                       Chief Financial Officer and Acting
                                       Principal Accounting Officer



Date:  April 22, 2003                  /s/ Garth Rolfe
                                       ------------------------------
                                       Garth Rolfe
                                       Director and Secretary





                          CERTIFICATIONS

     I, William R. Parker, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Epic Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
          14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  April 22, 2003.


                              By:  /s/ William R. Parker
                                   --------------------------------
                                   William R. Parker
                                   Chief Executive Officer






          I, Frank Iannuzzi, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Epic Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
          14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)  Evaluated   the   effectiveness   of   the   registrant's
         disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  April 22, 2003.


                              By:  /s/ Frank Iannuzzi
                                   --------------------------
                                   Frank Iannuzzi
                                   Chief Financial Officer