Form 10QSB
period 2003-04-30
EPIC FINANCIAL  CORP
filed 2003-06-23
CIK 1144892

U. S. Securities and Exchange Commission
                   Washington, D.C. 20549

                         FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: April 30, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

     Commission File Number:  0-33417

                 EPIC FINANCIAL CORPORATION
               ------------------------------
              (Name of small business issuer as
                  specified in its charter)

           Nevada                        88-0451534
     -------------------               --------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)

  3300 Irvine Avenue, Suite 220, Newport Beach, California 92660
 ---------------------------------------------------------------
       (Address of principal executive offices / Zip Code)

                      (949) 622-1130
                   ----------------------
                 (Issuer's telephone number)

Due to accounting rules - Current Fiscal Year: 10-31 Former Fiscal Year: 12-31
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act of
1934 during the past 12 months (or for such shorter period
that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.   Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,929,327 as of June 20, 2003.

Transitional Small Business Disclosure Format (Check One):
Yes ____   No __X__

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                     EPIC FINANCIAL  CORPORATION
               (FORMERLY BIG EQUIPMENT SERVICES, INC.)
                      CONSOLIDATED BALANCE SHEET
                            APRIL 30, 2003
                             (UNAUDITED)


Assets



Current assets:
  Cash                                                       $   6,172
  Other current assets                                             500
                                                            ------------
         Total assets                                        $   6,672
                                                            ============



Liabilities and stockholders' deficit



Current liabilities:
  Accrued expenses                                           $  13,182
  Note payable to related parties                                4,790
                                                            ------------
        Total current liabilities                               17,972

Stockholders' deficit:
Preferred stock, $0.001 par value, 3,700,000
  unclassified shares authorized, none issued
                                                                     -
Series A convertible Preferred Stock $0.001 par value per
share,
 1,000,000 shares authorized, 1,000,000 issued                 500,000
Series B convertible Preferred Stock $0.001 par value per
share,
 300,000 shares authorized, 150,000 issued & outstanding        75,000
Common stock, $0.001 par value, 20,000,000
  shares authorized, 3,529,332 issued and outstanding            9,075
Additional paid-in capital                                     208,623
Treasury stock, 1,000,000 preferred shares of Series A         (500,000)
Accumulated deficit                                            (303,998)
                                                            ------------
        Total Stockholders' deficit                            (11,300)
                                                            ------------
        Total liabilities and stockholders' deficit          $   6,672
                                                            ============



The accompanying notes are an integral part of these financial statements.

                                 EPIC FINANCIAL  CORPORATION
                           (FORMERLY BIG EQUIPMENT SERVICES, INC.)
                            CONSOLIDATED STATEMENTS OF OPERATIONS)
                                         (UNAUDITED)



                                                       Three month period            Six month period ended
                                                             ended
                                                            April 30,                       April 30,
                                                      2003             2002            2003           2002
                                                ------------   --------------    ------------   -------------
Net revenue                                     $     9,979    $      27,910     $    27,481    $    128,900

Operating expenses                                  190,308           28,560         253,116         127,640
                                                ------------   --------------    ------------   -------------
Income (loss) from operations                      (180,329)            (650)       (225,635)          1,260

Provision for income taxes                              800                -           1,600             800
                                                ------------   --------------    ------------   -------------
Net income (loss)                                  (181,129)            (650)       (227,235)            460
                                                ============   ==============    ============   =============
Basic and diluted net income (loss) per share:   $    (0.05)    $      (0.00)     $    (0.07)   $       0.00
                                                ============   ==============    ============   =============
Basic and diluted weighted average
   shares outstanding                             3,345,512        3,000,000       3,318,227       3,000,000
                                                ============   ==============    ============   =============


   Basic and diluted weighted average shares outstanding have been restated for 2002 to affect the recapitalization upon reverse merger on March 31, 2003.

   Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:20 reverse stock split for all shareholders on March 07, 2003.




The accompanying notes are an integral part of these financial statements.

                         EPIC FINANCIAL  CORPORATION
                   (FORMERLY BIG EQUIPMENT SERVICES, INC.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                      Six month period ended
                                                            April 30,
                                                        2003           2002
                                                  ----------------------------
OPERATING ACTIVITIES
  Net income (loss)                               $  (227,235)    $      460
  Adjustments to reconcile net income
  (loss) to net cash
  used in operations:
  Issuance of stocks for consulting services           71,250              -
  Decrease in current liabilities:
    Accrued expenses                                  (36,850)       (93,867)
    Warehouse credit line                                   -           (546)
                                                  ----------------------------
Net cash used in operating activities                (192,835)       (93,953)

FINANCING ACTIVITIES
  Contributions to capital                            113,457              -
  Proceeds from issuance of preferred stock            75,000              -
                                                  ----------------------------
Net cash provided by financing activities             188,457              -
                                                  ----------------------------
Net decrease in cash and cash equivalents              (4,378)       (93,953)
Cash and cash equivalents, beginning balance           10,550         97,032
                                                  ----------------------------
Cash and cash equivalents, ending balance         $     6,172    $     3,079
                                                  ============================




The accompanying notes are an integral part of these financial statements.

                   EPIC FINANCIAL CORPORATION
           (FORMERLY BIG EQUIPMENT SERVICES, INC.)
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 were filed on April 23, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six month ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended October 30, 2003.

Reclassifications

Certain  comparative  amounts  have  been  reclassified   to
conform with the current year's presentation.

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Epic Financial Corporation and its 100%
wholly owned subsidiary, Saddleback Investment Services, Inc. dba American National Mortgage (SIS). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of SIS by the Company on March 31, 2003, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of SIS control the majority of the outstanding shares of common stock of the Company immediately following the acquisition. The Company has adopted October 31 fiscal year end of the accounting acquirer. The historical results for the three-month and six month period ended April 30, 2003 include SIS and the Company (from the date of acquisition) while the historical results for the three-month and six month period ended April 30, 2002 include only SIS.

Note 3 - Recent pronouncements

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-
leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

                 EPIC FINANCIAL CORPORATION
           (FORMERLY BIG EQUIPMENT SERVICES, INC.)
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. . The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. . The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. . The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

On April 30, 2003 the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities.

                 EPIC FINANCIAL CORPORATION
           (FORMERLY BIG EQUIPMENT SERVICES, INC.)
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the FASB issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

Note 4 - Stockholder's equity and related note receivable

All shares and per share amounts have been retroactively restated to reflect the reverse split discussed below.


Effective March 7, 2003, the Articles of Incorporation of the Company were amended to change the name of the Company from Big Equipment Services, Inc. to Epic Financial Corporation. At the same time, the Certificate of Amendment to Articles of Incorporation effectuated a 1-for-20 reverse split of the Company's common stock. The record date for the reverse split was the close of business on March 6, 2003.

During the six month period ended April 30, 2003, the Company issued 237,500 shares of common stock for consulting fees of $71,250. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

During the six month period ended April 30, 2003, the Company issued 150,000 shares of Series B Convertible Preferred Stock for cash amounting $75,000. The holders of the preferred shares are entitled to a dividend at a rate determined by the Company's Board of Directors, on a pari passu basis with the holders of Common Shares and other classes of preferred shares of the Company. Preferred shares are convertible into shares of the Company's common stock, par value $0.001 per share.

                 EPIC FINANCIAL CORPORATION
           (FORMERLY BIG EQUIPMENT SERVICES, INC.)
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On  March  31, 2003, the Company issued 3,000,000 shares  of
common   stock  for  acquisition  of  Saddleback  Investment
Services, Inc. (note 7).

     Note 5 - Basic and diluted net loss per share

Basic and diluted net loss per share for the three-month and six month period ended April 30, 2003 and 2002 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting
Standard No. 95.

The  Company  paid  $0 for income tax during  the  six-month periods  ended April 30, 2003 and 2002. The Company paid  $0 for interest during the six-month periods ended April 30, 2003 and 2002.

The statements of cash flows do not include following non-cash activities;

Acquisition of SIS by issuance of 3,000,000 shares of common stock.

Issuance of 237,500 shares of common stock for consulting fees of $71,250.

Note 7 - Acquisition

Pursuant  to a Purchase Agreement dated March 7,  2003  (the
"Purchase Agreement"), the Company,       on March 31, 2003,
closed  a transaction, whereby it acquired all of the issued
and  outstanding           shares of common  stock,  no  par
value, of Saddleback Investment Services, Inc., a California corporation (SIS) from William R. Parker ("Mr. Parker") and six otherwise unaffiliated persons or entities. In exchange for the shares of SIS, the Company issued 1,500,000 shares of its restricted common stock, $0.001 par value per share, to Mr. Parker and an aggregate of 1,500,000 shares to such other persons or entities. As a result of this transaction, Mr. Parker became the beneficial owner of 44.79% of the issued and outstanding common stock of the Company, the sole class of voting stock of the Company. As a part of the transaction, on March 31, 2003, Mr. Parker was appointed to the Board of Directors of the Company and elected President of the Company.

The acquisition has been treated as a capital transaction in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of SIS controlled majority of the total shares of Common Stock of the Company outstanding immediately following the acquisition. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

                 EPIC FINANCIAL CORPORATION
           (FORMERLY BIG EQUIPMENT SERVICES, INC.)
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SIS, presently doing business as American National Mortgage ("American National") is a mortgage broker and banking entity with its principal office located in Newport Beach, California. American National was formed in November, 1992 and operated primarily as a wholesale mortgage banker until mid-2001. In July 2001, American National was acquired by EMB Corporation. Due to inadequate capital for growth, American National suspended much of its operations and conducted only limited retail mortgage operations until December 2002, at which time Mr. Parker rescinded the
transaction  with  EMB       Corporation. American  National
generates its income primarily through fees and expenses charged to borrowers and from yield spread premiums and/or service release premiums paid to American National when the closed loans are sold by American National to third party investors, primarily larger mortgage lenders or banks.

Note 8 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2003, the Company has accumulated operating losses of $303,998, including a net loss of $227,235 for the six-month period ended April 30, 2003. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     This Quarterly Report for Epic Financial Corporation (the "Company") contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management's' ability to raise capital in the future, the retention of key employees, intense competition in our industry, changes in the regulation of our industry, seasonality of quarterly results, general economic downturns, and other risks detailed from time to time in the Company's filings with the Securities and Exchange (the "SEC").

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly
Report, as an attempt to advise interested parties of the risks and factors that my affect the Company's business, financial conditions, and results of operations and prospects.

Recent Changes in Business Strategy, Change in Control and
Change in Corporate Structure

     On February 14, 2000, we were incorporated in the State of Nevada under the name "BigEquip.net, Inc." and February
8, 2002 our name was changed to "Big Equipment Services, Inc

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

     Pursuant to a Purchase Agreement dated March 7, 2003, the Company, on March 31, 2003, closed a transaction, whereby it acquired all of the issued and outstanding shares of common stock, no par value, of Saddleback Investment Services, Inc., a California corporation ("Saddleback") from William R. Parker ("Mr. Parker") and six otherwise unaffiliated persons or entities. In exchange for the shares of Saddleback, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to Mr. Parker and an aggregate of 1,500,000 shares to such other persons or entities. As a result of this transaction, Mr. Parker became the beneficial owner of 44.79% of the issued and outstanding common stock of the Registrant, the sole class of voting stock of the Registrant. As a part of the transaction, on March 31, 2003, Mr. Parker was appointed to the Board of Directors of the Company and elected President of the Company. Frank Iannuzzi remains Chairman of the Board and Chief Financial Officer. For further information concerning the acquisition of Saddleback by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on March 31, 2003.

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

     Our Company's common stock is quoted on the OTC
Bulletin Board under the symbol "EPFL."

Results of Operations

     The acquisition by the Company of Saddleback Investment Services, Inc. on March 31, 2003, was treated as a reverse acquisition for accounting purposes and the historical results reflected in the financial statements and discussed herein are those of the entity formerly known as Saddleback Investment Services, Inc.

     Operations for the Three Months ended April 30, 2003, as compared to the Three Months ended April 30, 2002.

     During the three months ended April 30, 2003, we had net revenue of $9,979. This represents a decrease of $17,931, or 64%, in net revenue from the comparable three-month period ended April 30, 2002, when we reported net revenue of $27,910. Revenues decreased to the reduction of mortgage lending operations by Saddleback subsequent to April 30, 2002, but prior to October 31, 2002, and reinstatement of mortgage lending operations, in full, in March, 2003.

Expenses

     Operating expenses for the three months ended April 30, 2003, were $190,308. This represents an increase of $161,748, or 85%, in total expenses from the comparable three-month period ended April 30, 2002, when we reported
total expenses of $28,560.   Much of the increase in
expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, and to those expenses normally incurred by public companies, i.e., legal, accounting, etc. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

Net Profit (Loss)

     During the three months ended April 30, 2003, our loss was $181,129 or ($0.05) per share, as compared to our loss during the three months ended April 30, 2002 of $650 or ($0.00) per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

     Operations for the Six Months ended April 30, 2003, as compared to the Six Months ended April 30, 2002.

Revenues

     During the six months ended April 30, 2003, we had net revenues of $27,481. This represents a decrease of $101,419, or 79%, in net revenue from the comparable six-month period ended April 30, 2002, when we reported net revenue of $128,900. Revenues decreased to the reduction of mortgage lending operations by Saddleback subsequent to April 30, 2002, but prior to October 31, 2002, and reinstatement of mortgage lending operations, in full, in March, 2003.

Expenses

     Operating expenses for the six months ended April 30, 2003, were $253,116. This represents an increase of $125,476, or 98%, in total expenses from the comparable six-month period ended April 30, 2002, when we reported total expenses of $127,640. Much of the increase in expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, and to those expenses normally incurred by public companies, i.e., legal, accounting, etc. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

Net Profit (Loss)

     During the six months ended April 30, 2003, our loss was $227,235 or ($0.07) per share, as compared to our profit during the six months ended April 30, 2002 of $460 or $0.00 per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

Liquidity and Capital Resources

     In the six-month period ended April 30, 2003, net cash of $192,835 was used by operating activities as compared to April 30, 2002, when operating activities used $93,953. During the six-month periods ended April 30, 2003 and April 30, 2002, no cash was used in investing activities. Net cash of $188,457 was provided by financing activities during the six-month period ended April 30. This compared to no net cash provided by financing activities during the same period ended April 30, 2002. The cash provided by financing came from the sale of common and preferred stock of the Company.

     As of the quarter ended April 30, 2003, we had $6,672 of current cash available. Our management believes that this is not sufficient to meet our needs for the remainder of our 2003 fiscal year. Since our inception on, the Company has incurred an accumulated deficit of $303,998.
The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2002, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated during the six-month period ended April 30, 2003, and the "going
concern" issues remain.   We intend for the Company to seek
private equity and/or debt capital to expand our mortgage operations by American National Mortgage. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.

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

     On April 30, 2003, the FASB issued SFAS No. 149 (FAS
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

     On May 15, 2003, the FASB issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

Item 3.        Controls and Procedures

Quarterly evaluation of the company's Disclosure Controls and Internal Controls.

     Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

     Appearing immediately following the Signatures section of this Quarterly Report there is form of "Certification" of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Scope of the Controls Evaluation.

     The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities.

The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

     In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     We were not subject in the period ended April 30, 2003, nor are we currently subject, to any legal proceedings. However, on March 1, 2001, our wholly-owned subsidiary, Saddleback, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation. The plaintiffs and cross-defendants sought money damages from on a variety of causes of action. As of mid-April of 2003, after the conclusion of the trial, plaintiffs were awarded a judgment against Saddleback in the amount of approximately $200,000. As of the date of this Quarterly Report, the parties are in settlement discussions and no appeals have yet been filed.

Item 2.        Changes in Securities

     On or about January 31, 2003, the Company issued
1,000,000 shares of its $0.001 Series A Convertible
Preferred Stock to Saddleback in exchange for 100,000 shares of the $0.001 Series A Convertible Preferred Stock of
Saddleback in a private transaction between the parties, in reliance upon an exemption from registration provided for in
Section 4(2) of the Securities Act of 1933.

     For information concerning the terms of conversion of the Series A Convertible Preferred Stock, reference is made to the Certificate of Designations, Preferences, and Rights of the Company's Series A Convertible Preferred Stock, filed with the Secretary of State of Nevada on February 19, 2003, which was filed with the Securities and Exchange Commission on April 10, 2003 as Exhibit 3.2 to the Company's Current Report on Form 8-K.

     On or about March 24, 2003, the Company issued 100,000 shares of its $0.001 Series B Convertible Preferred Stock to a then unaffiliated party for cash in the amount of $50,000.00 in a private transaction between the parties, in reliance upon an exemption from registration provided for in
Section 4(2) of the Securities Act of 1933.

     On or about April 11, 2003, the Company issued 50,000 shares of its $0.001 Series B Convertible Preferred Stock to the same party referred to in the immediately preceding paragraph for cash in the amount of $25,000.00 in a private transaction between the parties, in reliance upon an exemption from registration provided for in Section 4(2) of the Securities Act of 1933.

     For information concerning the terms of conversion of the Series B Convertible Preferred Stock, reference is made to the Certificate of Designations, Preferences, and Rights of the Company's Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on February 26, 2003, which was filed with the Securities and Exchange Commission on April 10, 2003 as Exhibit 3.3 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     On or about April 25, 2003, issued 150,000 shares of its $0.001 Common Stock to an unaffiliated third party for services rendered in a private transaction valued at $15,000, in reliance upon an exemption from registration provided for in Section 4(2) of the Securities Act of 1933.

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

Item 3.    Default Upon Senior Securities

     None

Item 4.    Submission of Matter to a Vote of Security Holders

     On February 7, 2003, by written consent of stockholders of the Company (the "Written Consent"), certain actions were taken to amend the Articles of Incorporation of the Company. Written Consent provided for amending the Articles of Incorporation to change of name of the Company to Epic Financial Corporation and to further amend the Articles of Incorporation of the Company to effectuate a 1-fo-20 reverse split of the Company's common stock. The number of shares of common stock voting in the affirmative for these actions was 4,000,000 or 68.5% of the total number of shares of common stock outstanding on the record date, January 23, 2003. The actions taken by the Written Consent became effective on March 3, 2003 with respect to the change of name and March 4, 2003 with respect to the reverse split.

     Further information concerning the actions taken by the Written Consent is contained in the Company's Definitive Information Statement - Schedule 14C - that was filed with the Securities and Exchange Commission on February 14, 2003, in addition to the Company's Current Report on Form 8-K that was filed with the Securities and Exchange Commission on March 6, 2003.

Item 5.        Other Information

     None

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     Exhibit
     Number                        Description

     (a)        Exhibits.

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

     3.1.3     Certificate of Amendment to Articles of
               Incorporation, subsequently filed with the
               Nevada Secretary of State on March 3, 2003, which was filed with the Securities and Exchange Commission on February 14, 2003 as
               Exhibit A to the Company's Schedule 14C
               Definitive Information Statement is hereby incorporated by this reference.

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

     4.2 2003 Stock Compensation Plan, which was filed with the Securities and Exchange Commission on May 7, 2003 as Exhibit
               4.1 to the Company's Registration Statement on Form S-8, is hereby incorporated by this reference.

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

     99.2      Press Release by Big Equipment Services, Inc., dated
               April 1, 2003, concerning the acquisition of Saddleback Investment Services, Inc. dba American National Mortgage, election of William R. Parker as a director and President and change of corporate address, which was filed with the Securities and Exchange Commission on March 31, 2003, as
               Exhibit 99.4 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.3      Certification of William R. Parker pursuent to 18 U.S.C.
               Section 1350, as adopted pursuent to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4      Certification of Frank Iannuzzi pursuent to 18 U.S.C.
               Section 1350, as adopted pursuent to Section 906 of the Sarbanes-Oxley Act of 2002.

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

          (4) On June 19, 2003, the Company filed a Current Report on Form 8-K disclosing (1) the dismissal on June 16, 2003 of its independent accountants Becker & Company CPAs and (2) the appointment of Kabani & Company, Inc. as its new independent accountants.


Those items marked with an "*" are filed herewith.

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


Date:     June 23, 2003       /s/ William R. Parker
                              ------------------------------
                              William R. Parker
                              Chairman of the Board
                              and Chief Executive Officer


Date:   June 23, 2003         /s/ Frank Iannuzzi
                              ------------------------------
                              Frank Iannuzzi
                              Chairman of the Board,
                              Treasurer, Chief Financial
                              Officer and Acting Principal
                              Accounting Officer


Date:   June 23, 2003         /s/ Garth Rolfe
                              ------------------------------
                              Garth Rolfe
                              Director and Secretary

                       CERTIFICATIONS

     I, William R. Parker, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Epic Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)    Designed such disclosure controls and
             procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b)    Evaluated the effectiveness of the
             registrant's disclosure controls and
             procedures as of a date within 90 days prior to the filing date of this quarterly report
             (the "Evaluation Date"); and

             (c)    Presented in this quarterly report our
             conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  June 23, 2003.


                              By:   /s/ William R. Parker
                                 -----------------------------
                                 William R. Parker
                                 Chief Executive Officer

     I, Frank Iannuzzi, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Epic Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)    Designed such disclosure controls and
             procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b)    Evaluated the effectiveness of the
             registrant's disclosure controls and
             procedures as of a date within 90 days prior to the filing date of this quarterly report
             (the "Evaluation Date"); and

          (c)    Presented in this quarterly report our
             conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 23, 2003.


                              By:  /s/ Frank Iannuzzi
                                   ------------------------
                                   Frank Iannuzzi
                                   Chief Financial Officer