Form 10QSB
period 2003-07-31
EPIC FINANCIAL  CORP
filed 2003-09-22
CIK 1144892

U. S. Securities and Exchange Commission
                   Washington, D.C. 20549

                         FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: July 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

     Commission File Number:  0-33417


                 EPIC FINANCIAL CORPORATION
               ------------------------------
              (Name of small business issuer as
                  specified in its charter)

             Nevada                               88-0451534
         ---------------                       -----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)


  3300 Irvine Avenue, Suite 220, Newport Beach, California  92660
  ---------------------------------------------------------------
     (Address of principal executive offices / Zip Code)

                       (949) 622-1130
                    -------------------
                 (Issuer's telephone number)

                            N/A
                 ---------------------------
   (Former name, former address and former fiscal year, if
                 changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,256,827 as of September 15, 2003.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements




                             EPIC FINANCIAL  CORPORATION
                       (FORMERLY BIG EQUIPMENT SERVICES, INC.)
                             CONSOLIDATED BALANCE SHEET
                                    JULY 31, 2003
                                     (UNAUDITED)


                              Assets



Current assets:
  Cash                                                          $     8,526
  Advances                                                            6,500
  Other current assets                                                  500
                                                                 ------------

         Total current assets                                        15,526

Fixed assets:
  Equipment                                                             667

                                                                 ------------

Total assets                                                    $    16,193
                                                                 ============


                Liabilities and stockholders' deficit


Current liabilities:
  Accrued expenses                                              $   213,181
  Payable to related parties                                         11,040
                                                                 ------------
        Total current liabilities                                   224,221

Stockholders' deficit:
Preferred stock - Unclassified, $0.001 par value, 3,700,000
  shares authorized, none issued                                          -
Series A convertible Preferred Stock $0.001 par value per share,
 1,000,000 shares authorized, 1,000,000 issued                      500,000
Series B convertible Preferred Stock $0.001 par value per share,
 300,000 shares authorized, 220,000 issued & outstanding            110,000
Common stock, $0.001 par value, 20,000,000
  shares authorized, 5,056,832 issued and outstanding                10,603
Additional paid-in capital                                          492,971
Stock subscriptions receivable                                      (33,958)
Treasury stock, 1,000,000 preferred shares of Series A             (500,000)
Accumulated deficit                                                (787,644)
                                                                 ------------

        Total Stockholders' deficit                                (208,028)
                                                                 ------------

        Total liabilities and stockholders' deficit             $    16,193
                                                                 ============





          The accompanying notes are an integral part of these coonsolidated financial statements.

                                        EPIC FINANCIAL  CORPORATION
                                  (FORMERLY BIG EQUIPMENT SERVICES, INC.)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)




                                                           Three month periods ended      Nine month periods ended
                                                                    July 31,                      July 31,
                                                              2003           2002           2003           2002
                                                         ------------   ------------   ------------   -------------

Net revenue                                             $    31,272    $    24,326    $    58,753    $   153,226

Operating expenses                                          255,618         21,204        509,534        148,844
                                                         ------------   ------------   ------------   -------------

Income (loss) from operations                              (224,346)         3,122       (450,781)         4,382

Other income (expense):
Litigation accrual                                         (200,000)             -       (200,000)             -
Commission                                                  (37,500)             -        (37,500)             -
Interest expense                                            (21,000)             -        (21,000)             -
                                                         ------------   ------------   ------------   -------------
       Total other income (expense)                        (258,500)             -       (258,500)             -
                                                         ------------   ------------   ------------   -------------
Net income (loss) before provision for income tax          (482,846)         3,122       (709,281)         4,382

Provision for income tax                                       (800)        (2,606)        (1,600)        (3,406)

                                                         ------------   ------------   ------------   -------------

Net income (loss)                                       $  (483,646)   $       516    $  (710,881)   $       976
                                                         ============   ============   ============   =============

Basic and diluted net income (loss) per share:          $     (0.10)   $      0.00    $     (0.19)   $      0.00
                                                         ============   ============   ============   =============
Basic and diluted weighted average
   shares outstanding                                     4,655,174      3,000,000      3,768,773      3,000,000
                                                         ============   ============   ============   =============


   Basic and diluted weighted average shares outstanding have been restated for 2002 to affect the recapitalization upon reverse merger on March 31, 2003.

   Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:20 reverse stock split for all shareholders on March 07, 2003.



          The accompanying notes are an integral part of these coonsolidated financial statements.

                                        EPIC FINANCIAL  CORPORATION
                                  (FORMERLY BIG EQUIPMENT SERVICES, INC.)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                       Nine month periods ended
                                                                                July 31,
                                                                           2003         2002
                                                                       -------------------------
  OPERATING ACTIVITIES
    Net income (loss)                                                 $ (710,881)   $     976
    Adjustments to reconcile net income (loss) to net cash
    used in operations:
    Issuance of stocks and warrants for consulting services              246,750            -
    Issuance of stocks for commission                                     37,500            -
    Beneficial conversion feature of preferred stock                      21,000            -
    Increase in current assets, advances                                  (6,500)           -
    Decrease in current liabilities:
     Accrued expenses                                                    163,150      (93,867)
     Warehouse credit line                                                     -         (546)
                                                                       -------------------------
  Net cash used in operating activities                                 (248,981)     (93,437)
                                                                       -------------------------
  INVESTING ACTIVITIES
    Acquisition of equipment                                                (667)           -
                                                                       -------------------------
  FINANCING ACTIVITIES
    Note payable - related parties                                         6,250            -
    Contributions to capital                                             113,457            -
    Proceeds from issuance of common stock and exercise of warrants       17,917            -
    Proceeds from issuance of preferred stock                            110,000            -
                                                                        -------------------------
  Net cash provided by financing activities                              247,624            -
                                                                        -------------------------

  Net decrease in cash and cash equivalents                               (2,024)     (93,437)
  Cash and cash equivalents, beginning balance                            10,550       97,032
                                                                        -------------------------
  Cash and cash equivalents, ending balance                            $   8,526    $   3,595
                                                                        =========================






          The accompanying notes are an integral part of these coonsolidated financial statements.

                   EPIC FINANCIAL CORPORATION
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 were filed on April 23, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine month ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended October 31, 2003.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Epic Financial Corporation and its 100% wholly owned subsidiary, Saddleback Investment Services, Inc. dba American National Mortgage (SIS). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of SIS by the Company on March 31, 2003, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of SIS control the majority of the outstanding shares of common stock of the Company immediately following the acquisition. The Company has adopted October 31 fiscal year end of the accounting acquirer. The historical results for the three-month and nine month period ended July 31, 2003 include SIS and the Company (from the date of acquisition) while the historical results for the three-month and nine month period ended July 31, 2002 include only SIS.

Note 3 - Recent pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

                   EPIC FINANCIAL CORPORATION
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On April 30, 2003 the FASB issued SFAS No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2)
hedging activities that fall within the scope of SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the FASB issued SFAS No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations or cash flows.

Note 4 - Stockholder's equity and subscription receivable

Common stock, stock warrants and subscription receivable

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

During the nine month period ended July 31, 2003, the Company issued 200,000 shares of common stock for cash of $20,000. During the nine month period ended July 31, 2003, the Company issued 1,287,500 shares of common stock for consulting fees of $209,250 and 750,000 Series A warrants for consulting fees of $37,500, which included 250,000 warrants issued to a related party. The warrants are exercisable at $0.25 per share. During the nine month period ended July 31, 2003, the Company issued 150,000 shares of common stock for commission amounting $37,500. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. Through July 31, 2003, 127,500 warrants were exercised and 622,500 Series A Warrants remained unexercised.

                   EPIC FINANCIAL CORPORATION
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


At July 31, 2003, the Company has subscription receivable of $33,958 for issuance of shares and exercise of warrants from related parties.

On March 31, 2003, the Company issued 3,000,000 shares of common stock for acquisition of Saddleback Investment Services, Inc.
(note 7).

Preferred stock

During the nine month period ended July 31, 2003, the Company issued 220,000 shares of Series B Convertible Preferred Stock for cash amounting $110,000. The Series B Preferred Shares are not entitled to receipt of any dividend.

The number of shares of Common Stock issuable upon conversion of each Series B convertible Preferred stock shall be determined by dividing transaction value by the conversion rate.

"Transaction Value" means $.50.

"Conversion Price" means, as of any Conversion Date or other date of determination, the amount determined by multiplying (i) the Market Price of the Company's Common Stock by (ii) the Conversion Percentage in effect as of such date, subject to adjustment as provided herein. Conversion Percentage for the Series B convertible Preferred Stock shall be one hundred percent (50%). The Company has recorded $21,000 for beneficial conversion feature as interest expense in the accompanying consolidated financial statements.

If the Company at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced. If the Company at any time combines (by combination, reverse stock split or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

Holders of Series B Preferred Shares shall have no voting rights, except as required by law, including but not limited to the General Corporation Law of the State of Nevada, and as expressly provided in this Certificate of Designations. All shares of Series B Preferred Shares shall be of junior rank to all shares of Series A Preferred Shares.

                   EPIC FINANCIAL CORPORATION
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders of the Series B Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Series B Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per Series B Preferred Share equal to $1.00 (the "Liquidation Preference"); provided that, if the Liquidation Funds are insufficient to pay the full amount due to the Holders of Series B Preferred Shares, then each Holder of Series B Preferred Shares shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder as a liquidation preference. The purchase or redemption by the Company of stock of any class, in any manner permitted by law, shall not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the Company. Neither the consolidation or merger of the Company with or into any other Person, nor the sale or transfer by the Company of less than substantially all of its assets, shall, for the purposes hereof, be deemed to be a liquidation, dissolution or winding up of the Company. No Holder of Series B Preferred Shares shall be entitled to receive any amounts with respect thereto upon any liquidation, dissolution or winding up of the Company other than the amounts provided for herein; provided that a Holder of Series B Preferred Shares shall be entitled to all amounts previously accrued with respect to amounts owed hereunder.

Treasury stock

On January 31, 2003, the Company exchanged 1,000,000 Series A convertible Preferred Stock $0.001 par value, for 100,000 shares of preferred stock of SIS. All shares were issued pursuant of the provisions of Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission under the Securities Act of 1933 and are subject to transfer restrictions. The shares were valued at the time of issuance at $900,000. As a part of the acquisition on March 7, 2003 (note 7), the Company's preferred stock held by SIS were revalued at $500,000 based upon market value prevailing at that time. Such shares have been reflected as Treasury stock in the accompanying consolidated financial statements.

The number of shares of Common Stock issuable upon conversion of each Series A convertible Preferred stock shall be determined by dividing transaction value by the conversion rate.

"Transaction Value" means the sum of (A) $1.50 and (B) accrued and unpaid Dividends, if so included at the Company's sole discretion.

"Conversion Price" means, as of any Conversion Date or other date of determination, the amount determined by multiplying (i) the Market Price of the Company's Common Stock by (ii) the Conversion Percentage in effect as of such date, subject to adjustment as provided herein. Conversion Percentage for the Series A convertible Preferred Stock shall be one hundred percent (100%).

The holders of the Series A convertible Preferred stock are entitled to a dividend at a rate determined by the Company's Board of Directors, on a pari passu basis with the holders of Common Shares and other classes of preferred shares of the Company.

If the Company at any time subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision will be proportionately reduced. If the Company at any time combines (by combination, reverse stock split or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such combination will be proportionately increased.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders of the Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per Preferred Share equal to $1.50 and any accrued but unpaid Dividends (such sum being referred to as the " Liquidation Preference"); provided that, if the Liquidation Funds are insufficient to pay the full amount due to the Holders of Preferred Shares, then each Holder of Preferred Shares shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder as a liquidation preference.

                   EPIC FINANCIAL CORPORATION
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Basic and diluted net loss per share

Basic and diluted net loss per share for the three-month and nine month period ended July 31, 2003 and 2002 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Supplemental disclosure of cash flows

The  Company  prepares  its statements of cash  flows  using  the
indirect   method  as  defined  under  the  Financial  Accounting
Standard No. 95.

The Company paid $0 for income tax during the nine-month periods ended July 31, 2003 and 2002. The Company paid $0 for interest during the nine-month periods ended July 31, 2003 and 2002.

The statements of cash flows do not include following non-cash activities;

       Acquisition of SIS by issuance of 3,000,000 shares of common stock.

      Issuance of 1,287,500 shares of common stock for consulting fees of $209,250.

      Issuance of 150,000 shares of common stock for commission amounting $37,500.

Note 7 - Acquisition

Pursuant to a Purchase Agreement dated March 7, 2003 (the "Purchase Agreement"), the Company, on March 31, 2003, closed a transaction, whereby it acquired all of the issued and outstanding shares of common stock, no par value, of Saddleback Investment Services, Inc., a California corporation (SIS) from William R. Parker ("Mr. Parker") and nine otherwise unaffiliated persons or entities. In exchange for the shares of SIS, the Company issued 1,500,000 shares of its restricted common stock, $0.001 par value per share, to Mr. Parker and an aggregate of 1,500,000 shares to such other persons or entities. As a result of this transaction, Mr. Parker became the beneficial owner of 44.79% of the issued and outstanding common stock of the Company, the sole class of voting stock of the Company. As a part of the transaction, on March 31, 2003, Mr. Parker was appointed to the
Board of Directors of the Company and elected President of the Company. At the time of the acquisition, the Company had fixed assets at its historical cost of $11,462. As a part of the reverse acquisition, it was determined by the new management that the fixed assets were fully impaired and therefore were eliminated from the consolidated financial statements as acquisition cost.

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

Note 8 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2003, the Company has accumulated deficit of $787,644, including a net loss of $710,881 for the nine-month period ended July 31, 2003. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 9 - Litigation

On March 1, 2001, Saddleback, the wholly-owned subsidiary of the Company, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation. The plaintiffs and cross-defendants sought money damages from on a variety of causes of action. As of mid-April of 2003, after the conclusion of the trial, plaintiffs were awarded a judgment against Saddleback in the amount of approximately $200,000. As of the date of these consolidated financial statements, the parties are in settlement discussions and no appeals have yet been filed. The Company has accrued $200,000 as litigation settlement in the accompanying consolidated financial statements.

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

     Operations for the Three Months ended July 31, 2003, as compared to the Three Months ended April 30, 2002.

     During the three months ended July 31, 2003, we had net revenue of $31,272. This represents a increase of $6,946, or 29%, in net revenue from the comparable three-month period ended July 31, 2002, when we reported net revenue of $24,326.

Expenses

     Operating expenses for the three months ended July 31, 2003, were $255,618. This represents an increase of $234,414, or 1,105, in total expenses from the comparable three-month period ended July 31, 2002, when we reported
total expenses of $21,204.   Much of the increase in
expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, and to those expenses normally incurred by public companies, i.e., legal, accounting, etc. The most significant increase was an accrual of $200,000 for litigation involving Saddleback Investment Services, Inc. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

Net Profit (Loss)

     During the three months ended July 31, 2003, our loss was $483,846 or ($0.10) per share, as compared to our profit during the three months ended July 31, 2002 of $516 or ($0.00) per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

     Operations for the Nine Months ended July 31, 2003, as compared to the Nine Months ended July 31, 2002.

Revenues

     During the nine months ended July 31, 2003, we had net revenues of $58,753. This represents a decrease of $94,473, or 62%, in net revenue from the comparable nine-month period ended July 31, 2002, when we reported net revenue of $153,226. Revenues decreased due to the reduciton of mortgage lending operations by Saddleback Investment Services, Inc. subsequent to April 30, 2002, but prior to Octboer 31, 2002, and reinstatement of operations in March, 2003.

Expenses

     Operating expenses for the nine months ended July 31, 2003, were $509,534. This represents an increase of $360,690, or 242%, in total expenses from the comparable nine-month period ended July 31, 2002, when we reported total expenses of $148,844. Much of the increase in expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, and to those expenses normally incurred by public companies, i.e., legal, accounting, etc. . The most significant increase was an accrual of $200,000 for litigation involving Saddleback Investment Services, Inc. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

Net Profit (Loss)

     During the nine months ended July 31, 2003, our loss was $710,861 or ($0.19) per share, as compared to our profit during the nine months ended July 31, 2002 of $976 or $0.00 per share. Historical results from 2002 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

Liquidity and Capital Resources

     In the nine-month period ended July 31, 2003, net cash of $248,981 was used by operating activities as compared to the nine months ended July 31, 2002, when operating activities used $93,437. During the nine-month period July 31, 2003, net cash of $667 was used in investing activities as compared to the nine months ended April 30, 2002, when no cash was used in investing activities. Net cash of $247,624 was provided by financing activities during the nine-month period ended July 31, 2003. This compared to no net cash provided by financing activities during the same period ended July 31, 2002. The cash provided by financing came from the sale of common and preferred stock and exercise of warrants of the Company.

     As of the quarter ended July 31, 2003, we had $8,526 of current cash available. Our management believes that this is not sufficient to meet our needs for the remainder of our 2003 fiscal year. Since our inception on, the Company has incurred an accumulated deficit of $787,644. The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended December 31, 2002, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated during the nine-month period ended July 31, 2003, and the "going
concern" issues remain.   We intend for the Company to seek
private equity and/or debt capital to expand our mortgage operations by American National Mortgage. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the new focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.

Recent Accounting Pronouncements

     In  November  2002, the Financial Accounting  Standards
Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

     In December 2002, the FASB issued SFAS No. 148 (SFAS
148) "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the financial statements ending after December 15, 2002. The adoption of SFAS No. 148 does not have a material impact on the earnings or financial position of the Company.

     On April 30, 2003, the FASB issued SFAS No. 149 (SFAS
149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

     On May 15, 2003, FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

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

CEO and CFO Certifications.

     Appearing as Exhibits 31.1 and 31.2 to this Quarterly Report there are forms of "Certification" of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.

     The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

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

Item 2.        Changes in Securities

     On or about May 15, 2003, the Company issued 200,000 shares of its $0.001 Common Stock to an unaffiliated third party in exchange for cash in the amount of $20,000, in reliance upon an exemption from registration provided for in
Section 4(2) of the Securities Act of 1933.

     On or about June 19, 2003, the Company issued 150,000 shares of its $0.001 Common Stock to the holders of the capital stock of Key Mortgage Corporation in connection with the proposed acquisition of Key Mortgage Corporation, in a transaction valued at $37,700. In connection with this transaction, the Company relied upon an exemption from registration provided for in Section 4(2) of the Securities Act of 1993.
For additional information concerning this transaction, please refer to the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on or about June 23, 2003.

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

     None

Item 5.        Other Information

     None

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:  (those items marked with "*" are filed herewith)

     Exhibit
     Number                        Description
-----------------------------------------------------------------------
     (a)        Exhibits.

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

     16.1 Letter of Becker & Company CPAs, dated June 25, 2003, concerning its dismissal as independent accountants for the Company, which was filed with the Securities and Exchange Commission on Auugst 12, 2003, as
               Exhibit 23 to the Company's Current Report on Form 8-K/A, is hereby incorporated by this reference.

     31.1      *    Certification pursuant to Section 302 of
               the Sarbanes-Oxley Act of 2002 of William R.
               Parker.

     31.2      *    Certification pursuant to Section 302 of
               the Sarbanes-Oxley Act of 2002 of Frank
               Iannuzzi.

     32.1      *    Certification pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002 of William R.
               Parker.

     32.2      *    Certification pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002 of Frank
               Iannuzzi.

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

     99.7 Letter of Intent, dated July 3, 2003, by and between Epic Financial Corporation and
               Richard R. Stenton, concerning the proposed acquisiton of Mission Equity by the Company, which was filed with the Securities and Exchange Commission on July 17, 2003, as
               Exhibit 99.7 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.8 Press Release by Epic Financial Corporation, dated July 17, 2003, concerning the Letter of Intent, dated July 3, 2003, by and between Epic Financial Corporation and Richard R. Stenton, which was filed with the Securities and Exchange Commission on July 17, 2003, as
               Exhibit 99.8 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.9 Press Release by Epic Financial Corporation, dated July 28, 2003, concerning the growth plans of the Company, which was filed with the Securities and Exchange Commission on July 28, 2003, as Exhibit 99.9 to the
               Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     99.10 Press Release by Epic Financial Corporation, dated August 12, 2003, concerning the Company's alliance with Hermandad Mexicana
               Latinoamericana, Inc., which was filed with the Securities and Exchange Commission on August 12, 2003, as Exhibit 99.10 to the
               Company's Current Report on Form 8-K, is hereby incorporated by this reference.

     (b)  Reports on Form 8-K.

          (1) On July 17, 2003, the Company filed a Current Report on Form 8-K disclosing the Letter of Intent, dated July 3, 2003, by and between Epic Financial Corporation and Richard
               R. Stenton, concerning the proposed acquisition of Mission Equity by the Company.

          (2) On July 28, 2003, the Company filed a Current Report on Form 8-K disclosing the Press Release by Epic Financial Corporation, dated July 28, 2003, concerning the growth plans of the Company,

          (3) On August 5, 2003, the Company filed a Current Report on Form 8-K/A that amended the Current Report on Form 8-K, dated June 16, 2003, by including the letter of Becker & Company CPAs regarding its dismissal as independent accountants for the Company.

          (4) On August 12, 2003, the Company filed a Current Report on Form 8-K disclosing the Press Release of the Company, dated August 12, 2003, concerning the Company's alliance with Hermandad Mexicana Latinoamericana, Inc.,

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:              EPIC FINANCIAL CORPORATION


                    By:   /s/ William R. Parker
                          ------------------------
                           William R. Parker
                           President and Chief Executive Officer

     In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   September 22, 2003                 /s/ William R. Parker
                                           -----------------------
                                           William R. Parker
                                           President and Chief Executive
                                           Officer


Date:   September 22, 2003
                                           /s/ Frank Iannuzzi
                                           ----------------------
                                           Frank Iannuzzi
                                           Chairman of the Board,
                                           Treasurer, Chief Financial
                                           Officer and Acting Principal
                                           Accounting Officer


Date:  Septmeber 22, 2003
                                           /s/ Garth Rolfe
                                           ----------------------
                                           Garth Rolfe
                                           Director and Secretary