Form 10KSB
period 2003-10-31
EPIC FINANCIAL  CORP
filed 2004-02-13
CIK 1144892

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended October 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period from_________to __________

Commission File Number 0-33417

                    EPIC FINANCIAL CORPORATION
                  ------------------------------
                   (Exact Name of Registrant as
                     Specified in its Charter)

             Nevada                                     88-0451534
         --------------                              -----------------
   (State or other jurisdiction of                  (I.R.S. employer
    incorporation or organization)                 identification number)


   3300 Irvine Avenue, Suite 220, Newport Beach, CA       92660
  --------------------------------------------------    ---------
     (Address of principal executive offices)           (Zip code)

Issuer's Telephone Number: (949) 622-1130

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class         Name of each exchange on which registered
  -------------------         -----------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $131,059.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 12, 2004: Common stock, $0.001 par value: $1,608,269.

The number of shares of the registrant's common stock outstanding as of February 12, 2004: 18,134,827.

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

     On October 1, 2003, the Company completed a transaction whereby it acquired all of the issued and outstanding capital stock of Key Mortgage Corporation; however, this transaction was rescinded on February 3, 2004, effective October 1, 2003, because of the inability to obtain in a timely manner the audited financial statements with respect to Key Mortgage Corporation for the ten months ended October 31, 2003.


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

Employees

     As of October 31, 2003, Saddleback had 2 employees both of whom are in administration. None of its employees is represented by a labor union. The Company does not have any employees, other than those referenced above as employed by its wholly-owned subsidiary, Saddleback.

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

Going Concern Opinion

     The Company's financial statements for the years ended December 31, 2002 and October 31, 2003 both contain an emphasis paragraph regarding "going concern" from the Company's independent accountants. The Company's independent accountants note that the Company's, recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns, management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives include marketing plans for the growth of our mortgage lending operations. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

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

    *    diversion of management's attention from our core business;

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

   In the course of its business, the Company has acquired and may acquire in the future properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third pies based on damages and costs resulting from environmental contamination emanating from such property.

Item 2.  Description of Property

     The Company currently occupies 1650 square feet of office space in Newport Beach, California under a sublease. The sublease for the premises was initiated on March 11, 2003 until continues until February 29, 2004.
We pay a monthly rent of $3,129.30. The Company expects that it will reach a satisfactory extension of the term for utilization of this space until the future growth of its business operations necessitates an increase in office space. There is an ample supply of office space in the greater Newport Beach / Orange County area and the Registrant does not anticipate any problem in securing additional space when necessary.

Item 3.  Legal Proceedings.

We were not subject in the year ended October 31, 2003, nor are we currently subject, to any legal proceedings. However, on March 1, 2001, our wholly-owned subsidiary, Saddleback, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation. The plaintiffs and cross-defendants sought money damages from on a variety of causes of action. As of mid-April of 2003, after the conclusion of the trial, plaintiffs were awarded a judgment against Saddleback in the amount of approximately $487,300. As of the date of this Annual Report, other parties involved in the litigation are appealing certain other aspects of the case. As such, no settlement discussions or collection attempts are currently being conducted.

Item 4.  Submission of Matters to a Vote of Security Holder.

No matters were submitted during the fourth quarter of the Company's fiscal year ended October 31, 2003.

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

     The following table sets forth the range of high and low closing bid prices per share of the Common Stock as reported by the National Association of Securities Dealers, Inc., composite feed or other qualified interdealer quotation medium, as compiled by Pink Sheets LLC for the periods indicated.

                                      Bid (1; 2)
                                    High       Low
                                 --------------------
   Year ended October 31, 2003:
   First Quarter                   $0.40      $0.20
   Second Quarter                   1.00       0.01
   Third Quarter                    1.00       0.02
   Fourth Quarter                   0.95       0.31

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


     On February 12, 2004, the Closing bid and ask price of the Common Stock of the Company were $0.16 and $0.18 per share, respectively. The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On February 12, 2004, there were approximately 12 broker-dealers publishing quotes for the Common Stock of the Company.

     Holders. As of February 12, 2004, there were 18,134,827 shares of Common Stock issued and outstanding, which were held by approximately 61 holders of record. As of February 12, 2004, there were 1,000,000 shares of Series A Convertible Preferred Stock outstanding, which were held of record by our subsidiary, Saddleback, and classified as treasury stock, and 220,000 shares of Series B Convertible Preferred Stock outstanding, which were held by 3 holders of record. No shares of any other series of Preferred Stock were outstanding as of February 12, 2004.

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
--------------------------------------------------------------------------


     Recent Sales of Unregistered Securities.

     During the fourth quarter of our fiscal year ended October 31, 2003, there were no sales of unregistered securities made by the Company. However, on October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC ("SAV") whereby the Company is permitted to acquire up to a 10% interest in SAV. The agreement provides that the Company can acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis. Subsequent to October 31, 2003 but prior to the date of this Annual Report the Company and SAV have exchanged 433,000 shares, with the Company's common stock issued to SAV having an aggregate value of $175,750.

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

     On November 3, 2003, the Company issued an aggregate of 8,000,000 shares of its common stock to Aurora Two, Ltd. The transaction involved unregistered securities issued pursuant to Regulation S. In conjunction therewith, Aurora Two, Ltd., granted to the Company's Board of Directors a proxy to vote such shares. As of the date of this Annual Report, the Company has not received the consideration due for such shares and has placed a hold on the certificates representing such shares until the consideration is received or the shares being returned for cancellation.

Results of Operations

     Operations for the Year ended October 31, 2003, as compared to the Year ended October 31, 2002.

Revenues

     Revenues increased by $68,092, or 108%, to $131,059 for the year ended October 31, 2003, compared to $62,967 for the year ended October 31, 2002, because the Company has reactivated its mortgage lending business.

Expenses

     Operating expenses for the year ended October 31, 2003, were $1,060,510. This represents an increase of $1,009,458, or 1,977%, in operating expenses from the comparable year ended October 31, 2002, when we reported operating expenses of $51,052. The primary component of this year's operating expenses was the $842,732 attributable to stock and warrants issued to consultants. No salaries were paid to or accrued for management in either fiscal years. Total expenses, including operating expenses and other miscellaneous expenses for the year ended October 31, 2003, were $1,568,797. This represents an increase of $1,517,745, or 2,973%, from the comparable annual period ended October 31, 2002, when we reported total expenses of $51,052. Of these total expenses, $487,287 is attributable to accruals for litigation expense arising from the judgment against our subsidiary, Saddleback Investment Services, Inc. Our expenses increased dramatically as our mortgage lending operations became active, but the primary increase was seen in legal, accounting and other professional fees and consulting fees, all of which are expenses normally incurred by public companies. Historical results from 2002 are reflective of the non-public status of the Company's subsidiary, Saddleback Investment Services, Inc.

Net Profit (Loss)

     During the year ended October 31, 2003, our loss was $1,437,738 or ($0.23) per share, as compared to our profit during the previous year of $11,915 or $0.00 per share.

Liquidity and Capital Resources

     In the year ended October 31, 2003, net cash of $224,892 was used by operating activities, as compared to the prior year, when operating activities provided $7,893. During the year ended October 31, 2003, financing activities provided net cash of $229,567, as compared to $92,400 used in the prior year. Net cash of $3,639 was used by investing activities during the year ended October 31, 2003, as compared to no net cash used by investing activities during the prior year.

     As of the end of our fiscal year on October 31, 2003, we had $11,586 of current cash available. Our management believes that this is not sufficient to meet our needs for our 2004 fiscal year. Since our inception on, the Company has incurred an accumulated deficit of $1,595,909. The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended October 31, 2003, with a "going concern" opinion. None of the factors addressed by the Company's independent auditors have been mitigated and the "going concern" issues
remain.   We intend for the Company to seek private equity and/or debt capital to provide operating capital for our mortgage operations by Saddleback. There can be no assurances that any such capital will be available on terms acceptable to us, or at all. However, management believes that the focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.

Recent Accounting Pronouncements

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

Item 7.  Financial Statements.




                     Index to Financial Statement.



                      EPIC FINANCIAL CORPORATION


                              CONTENTS

         	                                                Page

Report of Independent Public Accountants		  	F-1

Balance Sheet					 		F-2

Statements of Operations		 			F-3

Statements of Cash Flow						F-4

Statement of Shareholders' Equity				F-5

Notes to Financial Statements 					F-6 - F-16

                INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Epic Financial Corporation
(Formerly, Big Equipment Services, Inc.)

We have audited the accompanying consolidated balance sheet of Epic Financial Corporation (a Nevada corporation) as of October 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended October 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epic Financial Corporation as of October 31, 2003 and the results of its operations and its cash flows for the year ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $1,595,909 and the Company's total liabilities exceed its total assets by $486,018. These factors as discussed in Note 3 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




KABANI & COMPANY, INC.


CERTIFIED PUBLIC ACCOUNTANTS
Fountain Valley, California
February 6, 2004





                               -22-  F1




                          EPIC FINANCIAL  CORPORATION
                   (FORMERLY, BIG EQUIPMENT SERVICES, INC.)
                          CONSOLIDATED BALANCE SHEET
                               OCTOBER 31, 2003



                         Assets



Current assets:
  Cash                                                             $   11,586
  Other current assets                                                    500
                                                                    ----------

         Total current assets                                          12,086

Fixed assets:
  Equipment, net                                                        2,364

                                                                    ----------

Total assets                                                       $   14,450
                                                                    ==========


            Liabilities and stockholders' deficit


Current liabilities:
  Accrued expenses                                                 $   13,181
  Litigation accrual                                                  487,287
                                                                    ----------

        Total current liabilities                                     500,468

Stockholders' deficit:
Preferred stock - Unclassified, $0.001 par value, 3,700,000
  shares authorized, none issued                                            -
Series A convertible Preferred Stock $0.001 par value per share,
 1,000,000 shares authorized, 1,000,000 issued                        500,000
Series B convertible Preferred Stock $0.001 par value per share,
 300,000 shares authorized, 220,000 issued & outstanding              110,000
Common stock, $0.001 par value, 20,000,000
  shares authorized, 6,456,832 issued and outstanding                   6,457
Additional paid-in capital                                          1,153,692
Stock subscriptions receivable                                       (160,258)
Treasury stock, 1,000,000 preferred shares of Series A               (500,000)
Accumulated deficit                                                (1,595,909)
                                                                    ----------

        Total Stockholders' deficit                                  (486,018)
                                                                    ----------

        Total liabilities and stockholders' deficit               $    14,450
                                                                    ==========




           The accompanying notes are an integral part of these consolidated financial statements.






                               -23-  F2





                          EPIC FINANCIAL  CORPORATION
                    (FORMERLY, BIG EQUIPMENT SERVICES, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

                                                           2003         2002
                                                       -----------   ---------

Net revenue                                            $   131,059   $  62,967

Operating expenses                                       1,060,510      51,052
                                                       -----------   ---------
Income (loss) from operations                             (929,451)     11,915

Other income (expense):
    Litigation accrual                                    (487,287)          -
                                                       -----------   ---------

Net income (loss) before provision for income tax       (1,416,738)     11,915

Provision for income tax                                    (1,600)     (4,800)

                                                       -----------   ---------

Net income (loss)                                       (1,418,338)      7,115

Preferred dividend                                         (21,000)          -
                                                       -----------   ---------

Net income (loss) applicable to common shareholders    $(1,439,338)  $   7,115
                                                       ===========   =========

Basic & diluted loss per share for dividends for         $  (0.003)  $       -
preferred stock                                        ===========   =========

Basic and diluted net income (loss) per share:           $  (0.233)  $   0.002
                                                       ===========   =========
Basic and diluted weighted average
   shares outstanding                                    6,185,924   3,000,000
                                                       ===========   =========

Basic and diluted weighted average shares outstanding have been restated for 2002 to affect the recapitalization upon reverse merger on March 31, 2003.

Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:20 reverse stock split for all shareholders on March 07, 2003.




           The accompanying notes are an integral part of these consolidated financial statements.





                               -24-  F3





                                     EPIC FINANCIAL CORPORATION
                              (FORMERLY, BIG EQUIPMENT SERVICES, INC.)
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002



                                                                                       Additional                           Total
                         Preferred Stock  Preferred Stock       Common      Paid In    Subscriptions  Treasury Accumulated  Share-
                               "A"              "B"                                                                         holders'
  Description            Shares   Amount  Shares   Amount   Shares  Amount  Capital    Receivable     Shares   Deficit      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance -
November 1, 2001       1,000,000 $900,000      -     $-   3,000,000 $10,000  $99,179      $-            $-     $(83,878)    $925,301


Recapitalization on
reverse acquisition            - (400,000)     -      -     291,832  (6,708) (99,179)     -           (500,000) (79,808) (1,085,695)

------------------------------------------------------------------------------------------------------------------------------------
Balance after
recapitalization       1,000,000  500,000      -      -   3,291,832   3,292        -      -           (500,000)(163,686)   (160,394)

Net income for
the year                       -        -      -      -           -       -        -      -                  -    7,115        7,115

------------------------------------------------------------------------------------------------------------------------------------
Balance -
October 31, 2002       1,000,000  500,000      -      -   3,291,832   3,292        -      -           (500,000)(156,571)   (153,279)

Issuance of
preferred stock
for cash                       -        - 220,000 110,000         -       -        -      -                  -        -      110,000

Issuance of shares
for services                   -        -      -      -   1,912,500   1,912  623,195 625,107                 -        -            -

Issuance of warrants
for services                   -        -      -      -           -       -  217,625       -                 -        -      217,625

Common stock
subscriptions
receivable                     -        -      -      -           -       -        - (160,258)               -        -    (160,258)

Exercise of warrants           -        -      -      -   1,052,500   1,053  272,072        -                -        -      273,125

Sale of shares                 -        -      -      -           - 200,000      200   19,800                -        -       20,000

Issuance of preferred
shares due to
conversion feature             -        -      -      -           -       -        -   21,000                -        -       21,000

Net Loss for the year          -        -      -      -           -       -        -        -                -(1,439,338)(1,439,338)

------------------------------------------------------------------------------------------------------------------------------------
Balance -
October 31, 2003       1,000,000 $500,000 220,000 $110,000 6,456,832 $6,457 $1,153,692 $(160,258) $(500,000) $(1,595,909) $(486,018)
====================================================================================================================================




           The accompanying notes are an integral part of these consolidated financial statements.




                               -25-  F4




                                    EPIC FINANCIAL  CORPORATION
                             (FORMERLY, BIG EQUIPMENT SERVICES, INC.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED OCTOBER 31, 2003 AND 2002

                                                           2003          2002
                                                         ---------   ---------
OPERATING ACTIVITIES
 Net income (loss)                                    $ (1,439,338)  $   7,115
 Adjustments to reconcile net income
 (loss) to net cash
 provided by (used in) operations:
 Issuance of stocks and warrants for consulting services   842,732           -
 Issuance of stocks for commission                                           -
 Beneficial conversion feature of preferred stock           21,000           -
 Increase in current assets, advances                       (6,500)          -
 Depreciation                                                1,275           -
 Decrease in current liabilities:
 Accrued expenses                                          355,939         778
                                                         ---------   ---------
 Net cash provided by (used in) operating activities      (224,892)      7,893
                                                         ---------   ---------

INVESTING ACTIVITIES
 Acquisition of equipment                                   (3,639)          -
                                                         ---------   ---------
FINANCING ACTIVITIES
 Note payable - related parties                              6,250    (92,400)
 Proceeds from issuance of common stock                    113,317           -
 and exercise of warrants
 Proceeds from issuance of preferred stock                 110,000           -
                                                         ---------   ---------
 Net cash provided by (used in) financing activities       229,567    (92,400)
                                                         ---------   ---------

 Net increase (decrease) in cash and cash equivalents        1,036    (84,507)

 Cash and cash equivalents, beginning balance               10,550     95,057
                                                         ---------   ---------

 Cash and cash equivalents, ending balance              $   11,586   $ 10,550
                                                         =========   =========



           The accompanying notes are an integral part of these consolidated financial statements.





                               -26-  F5




           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Operation

Epic Financial Corporation (formerly known as Big Equipment Services, Inc.) herein referred to "the Company" or "EPIC", was incorporated in the State of Nevada on February 14, 2000 under the name "BigEquip.net, Inc." and changed its name to "Big Equipment Services, Inc. on February 8, 2002".

Pursuant  to  a  Purchase  Agreement dated  March  7,  2003,  the
Company, on March 31, 2003, acquired all of the issued and outstanding shares of common stock, no par value, of Saddleback Investment Services, Inc., dba American National Mortgage, a California corporation ("Saddleback or SIS") from William R. Parker ("Mr. Parker") and six otherwise unaffiliated persons or entities. In exchange for the shares of Saddleback, the Company issued 1,500,000 shares of its restricted common stock, $0.001 par value per share, to Mr. Parker and an aggregate of 1,500,000 shares to such other persons or entities. As a result of this transaction, Mr. Parker became the beneficial owner of 44.79% of the issued and outstanding common stock of the Company, the sole class of voting stock of the EPIC. As a part of the transaction, on March 31, 2003, Mr. Parker was appointed to the Board of Directors of the Company and elected President of the Company. EPIC, at the same time, abandoned the intended focus of its business from one of providing business and e-commerce solutions to small- and medium-sized construction companies, which was never implemented, and adopted a new business strategy - a financial services firm, specifically real estate mortgage financing.

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

Principles of Consolidation

For financial statement purposes, the transaction was recorded as a recapitalization of Saddleback. The accompanying consolidated financial statements include the accounts of EPIC and its 100% wholly owned subsidiary, Saddleback (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of Saddleback on March 31, 2003 has been accounted for as a purchase and treated as a reverse acquisition since the former owners of Saddleback became the largest and controlling shareholder of EPIC immediately following the acquisition. The historical results for the year ended October 31, 2003 include Saddleback and the Company (from the date of acquisition) while the historical results for the year ended October 31, 2002 include only Saddleback.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.




                               -27-  F6



           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128),
"Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock-based compensation

The Company has adopted the disclosure provisions only of SFAS 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to
Employees, and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.



                               -28-  F7



           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.


Revenue recognition

The  Securities  and  Exchange Commission  ("SEC")  issued  Staff
Accounting Bulletin (SAB) "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles ("GAAP") to revenue recognition in financial statements. Management of the Company believes its revenue recognition policies are in accordance with the relevant accounting pronouncements. In that regard, commissions generated from brokering loans are recognized at the date of close. Notary services related revenue is recognized when the services are performed. Loan origination fees are deferred. Upon the sale of loans to third parties without recourse, such deferred fees are recorded as income.

Revenues associated with closing fees received by the Company and costs associated with obtaining mortgage loans are deferred and recognized upon sale of the related mortgage loans. Mortgage loans held for sale are reported net of such deferred revenues and costs in the accompanying balance sheet.

Property & equipment

Property & equipment is depreciated, using the straight-line method, over estimated useful lives of five to seven years. Depreciation expense for the fiscal year ended October 31, 2003 was $1,275 compared to $0 for the fiscal year ended October 31, 2002. Property and equipment consist of following at October 31, 2003:

    Office Equipment                 $  3,639
    Accumulated depreciation           (1,275)
                                   -----------
                                     $  2,364

Market Risk

The  Company  is  involved in the real estate loan  market.   The
fluctuations of the interest rates or other market condition within the real estate loan market may have a significant effect on the volume and the profitability of business of the Company.

Advertising Costs

Advertising costs are expensed when the advertising or promotion is published or presented to consumers.





                               -29-  F8




           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. Management evaluates quarterly the recoverability of its long-lived assets based on estimated future cash flows from and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. The amount of impairment, if any, is measured based on fair value or discounted cash flows, and is charged to operations in the period in which such impairment is determined by management.

Reporting Comprehensive Income

The Company reports the components of comprehensive income using the income statement approach. Comprehensive income includes net income (loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income (loss). The provisions of this statement had no impact on the accompanying consolidated financial statements.

Segment Reporting

  Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period's presentation. These reclassifications have no effect on the previously reported income (loss).

Recent Pronouncements:

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.






                               -30-  F9




           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE 3.  GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,595,909 per the financial statements. The Company's total liabilities exceed its total assets by $486,018. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet it dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. In that regard, the Company had a reverse acquisition with Saddleback on March 31, 2003. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.




                               -31-  F10



           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4.  STOCKHOLDERS' EQUITY AND SUBSCRIPTION RECEIVABLE

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

During  the  year  ended  October 31, 2003,  the  Company  issued
200,000 shares of common stock for cash of $20,000, issued 1,912,500 shares of common stock for consulting fees and commission of $625,107 and 1,052,500 Series A warrants for consulting fees of $217,625, which included 950,000 warrants issued to a related party for consulting fees of $ 214,375. The warrants were exercisable between the share prices of $0.25 to $0.40 per share. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance. 1,052,500 warrants were exercised during the year and the Company had no warrants were outstanding at October 31, 2003.

At October 31, 2003, the Company has a total subscription receivable of $160,258 for issuance of shares and exercise of warrants which included $137,033 of subscription receivables from related parties.

On March 31, 2003, the Company issued 3,000,000 shares of common stock for acquisition of Saddleback Investment Services, Inc.
(note 7).

Preferred stock

During  the  year  ended  October 31, 2003,  the  Company  issued
220,000  shares of Series B Convertible Preferred Stock for  cash
amounting  $110,000.   The  Series B  Preferred  Shares  are  not
entitled to receipt of any dividend.

The number of shares of Common Stock issuable upon conversion of each Series B convertible Preferred stock shall be determined by dividing transaction value by the conversion rate.

"Transaction Value" means $.50.




                               -32-  F11



           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



"Conversion Price" means, as of any Conversion Date or other date of determination, the amount determined by multiplying (i) the Market Price of the Company's Common Stock by (ii) the Conversion Percentage in effect as of such date, subject to adjustment as provided herein. Conversion Percentage for the Series B convertible Preferred Stock shall be fifty percent. The Company has recorded $21,000 for beneficial conversion feature as preferred dividend in the accompanying consolidated financial statements.

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders of the Series B Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Series B Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per Series B Preferred Share equal to $1.00 (the "Liquidation Preference"); provided that, if the Liquidation Funds are insufficient to pay the full amount due to the Holders of Series B Preferred Shares, then each Holder of Series B Preferred Shares shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder as a liquidation preference. The purchase or redemption by the Company of stock of any class, in any manner permitted by law, shall not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the Company. Neither the consolidation nor merger of the Company with or into any other Person, nor the sale or transfer by the Company of less than substantially all of its assets, shall, for the purposes hereof, be deemed to be a liquidation, dissolution or winding up of the Company. No Holder of Series B Preferred Shares shall be entitled to receive any amounts with respect thereto upon any liquidation, dissolution or winding up of the Company other than the amounts provided for herein; provided that a Holder of Series B Preferred Shares shall be entitled to all amounts previously accrued with respect to amounts owed hereunder.

Treasury stock:

On January 31, 2003, the Company exchanged 1,000,000 Series A convertible Preferred Stock $0.001 par value, for 100,000 shares of preferred stock of Saddleback. All shares were issued pursuant of the provisions of Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission under the Securities Act of 1933 and are subject to transfer restrictions. The shares were valued at the time of issuance at $900,000. As a part of the acquisition on March 7, 2003 (note 7), the Company's preferred stock held by Saddleback were revalued at $500,000 based upon market value prevailing at that time. Such shares have been reflected as Treasury stock in the accompanying consolidated financial statements.

The number of shares of Common Stock issuable upon conversion of each Series A convertible Preferred stock shall be determined by dividing transaction value by the conversion rate.




                               -33-  F12



           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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

NOTE 5.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the year ended October 31, 2003 and 2002 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.





                               -34-  F13




           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The  Company  prepares  its statements of cash  flows  using  the
indirect   method  as  defined  under  the  Financial  Accounting
Standard No. 95.

The Company paid $0 for income tax during the years ended October
31, 2003 and 2002. The Company paid $0 for interest during the years ended October 31, 2003 and 2002.

The statements of cash flows do not include following non-cash activities;

     Acquisition of Saddleback by issuance of 3,000,000 shares of common stock.

      Issuance of 1,912,500 shares of common stock for consulting fees of $625,107.

             Issuance of 1,052,500 shares of common stock against
exercise of Series A warrants amounting
             $217,625

NOTE 7.  ACQUISITION

Pursuant to a Purchase Agreement dated March 7, 2003 (the "Purchase Agreement"), the Company, on March 31, 2003, acquired all of the issued and outstanding shares of common stock, no par value, of Saddleback Investment Services, Inc., a California corporation (Saddleback) from William R. Parker ("Mr. Parker") and nine otherwise unaffiliated persons or entities. In exchange for the shares of SIS, the Company issued 1,500,000 shares of its restricted common stock, $0.001 par value per share, to Mr. Parker and an aggregate of 1,500,000 shares to such other persons or entities. As a result of this transaction, Mr. Parker became the beneficial owner of 44.79% of the issued and outstanding common stock of the Company, the sole class of voting stock of the Company. As a part of the transaction, on March 31, 2003, Mr. Parker was appointed to the Board of Directors of the Company and elected President of the Company. At the time of the acquisition, the Company had fixed assets at its historical cost of $11,462. As a part of the reverse acquisition, it was determined by the new management that the fixed assets were fully impaired and therefore were eliminated from the consolidated financial statements as acquisition cost.

The acquisition has been treated as a capital transaction in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of Saddleback controlled majority of the total shares of Common Stock of the Company outstanding immediately following the acquisition. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

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




                               -35-  F14



           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  LITIGATION

On March 1, 2001, Saddleback, the wholly-owned subsidiary of the Company, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation. The plaintiffs and cross-defendants sought money damages from on a variety of causes of action. Subsequent to the year end, a proposed judgment was entered in favor of Provident and against Saddleback in the amount of $487,287 which will have interest continue to accrue at statutory rate until paid in full. The Company has accrued $487,287 as litigation settlement in the accompanying consolidated financial statements.

NOTE 9.  INCOME TAXES

At October 31, 2003, the Company has net deferred tax assets of approximately $638,000 comprised primarily of its net operating loss carryforward. Based on the Company's assessment of future realizability of deferred tax assets, a valuation allowance has been provided, as it is more likely than not that sufficient taxable income will not be generated to realize certain temporary differences.

The Company's provision for income taxes differs from the benefit that would have been recorded, assuming the income tax rate of 40%, due to the valuation allowance for net deferred tax assets.

The Company's provision of taxes consisted of the following:

          Federal                 $   489,000
          State                        86,340
                                  -----------
                                      572,340

          Tax credit                  570,740
                                  -----------
                                $       1,600

It is reasonably possible that the Company's estimate of the valuation allowance will change. The net operating loss carry forward may be used to reduce taxable income through the year 2018. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.





                               -36-  F15



           EPIC FINANCIAL CORPORATION AND SUBSIDIARIES
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  SUBSEQUENT EVENTS

On October 1, 2003, the Company completed a transaction whereby it acquired all of the issued and outstanding capital stock of Key Mortgage Corporation; however, this transaction was rescinded on February 3, 2004, because of the Company's inability to obtain in a timely manner the audited financial statements of Key Mortgage Corporation for the ten months ended October 31, 2003.


On October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC ("SAV") whereby the Company was permitted to acquire up to a 10% interest in SAV. The agreement provided that the Company can acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis. Subsequent to October 31, 2003, the Company and SAV have exchanged 433,000 shares, with the Company's common stock issued to SAV having an aggregate value of $175,750.

















                               -37-  F16




Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     The following changes in Accountants for the Company were disclosed in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2003, as amended in the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on August 5, 2003.

     On June 16, 2003 the Company dismissed its independent accountants Becker & Company CPAs. The report of Becker & Company CPAs for the fiscal year ended December 31, 2002 contained no adverse opinion, disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to dismiss Becker & Company CPAs was made by the Board of Directors of the Company. At no time during the fiscal year ended December 31, 2002, nor during the interim period from January 1, 2003 through June 16, 2003, were there any disagreements with Becker & Company CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On June 16, 2003, the Company engaged the firm of Kabani & Company, Inc., of Fountain Valley, California, as independent accountants for the Company. Prior to June 16, 2003, neither the Company, nor anyone on its behalf, had consulted with Kabani & Company, Inc. concerning the accounting principles of any specific completed or contemplated transaction, any type of audit opinion on the Company's financial statements or any other material factor which might be considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

Item 8A.  Controls and Procedures.

Quarterly evaluation of the company's Disclosure Controls and Internal
Controls.

     Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

     Appearing as Exhibits 31.2 and 31.2 to this Annual Report there are forms of "Certification" of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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


                             PART III

Item. 9.Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company are as follows:

Name(1)(2)           Age          Position(3)
-----------------   ----   ---------------------------------------------------
William R. Parker    55    Director, President, Acting Secretary, Acting Chief
                           Financial Officer and Acting Principal Accounting
                           Officer

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2)  The    officers   of   the   Company   hold   office    until    their
     successors are elected and qualified, or until their death, resignation or removal.
(3)  On  October  10,  2003,  Frank  Iannuzzi,  who  at  that  time  served as Chairman of the Board, Treasurer and Chief Financial Officer, and Garth Rolfe, who at that time served as a Director and Secretary, tendered their resignations. Neither of the resigning parties cited any disagreement with the Company and both resigned to pursue other business interests. Mr. Parker assumed the acting positions of Secretary, Chief Financial Officer and Principal Accounting Officer at that time.

     William R. Parker. On March 31, 2003, William R. Parker was appointed to the Company's Board of Directors and elected President of the Company. On October 10, 2003, Mr. Parker was named Acting Secretary, Acting Chief Financial Officer and Acting Principal Accounting Officer. Mr. Parker has been employed in the mortgage industry from 1982 to present. From 1989 to present, he has served as Chief Executive Officer of several mortgage banking enterprises. He presently acts as President and Chief Executive Officer of the Company's wholly owned subsidiary, Saddleback, having served in such capacity since that firm's formation in 1992. Beginning in July 2001 when Saddleback was acquired by, and operated as a wholly owned subsidiary of, EMB Corporation, Mr. Parker served as a Director of EMB Corporation. He served in that capacity until December 2002, at which time the Saddleback - EMB Corporation transaction was rescinded and Mr. Parker resigned as a Director of EMB Corporation.

     The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee. In addition, new rules of the Securities and Exchange Commission will require the Company to put in place an audit committee in the near future.

     In addition, the board of directors has not yet established a compensation committee.

     Compliance with Section 16(a) of Securities Exchange Act of 1934. To the best of the knowledge of the Company all of our directors, officers, and 10% beneficial owners filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended October 31, 2003.

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

                    Summary Compensation Table

                                      Annual Compensation
     Name and                      --------------------------
Principal Position        Year     Salary          Bonus
-------------------------------------------------------------

William R. Parker (1)     2003      -0-             -0-
Director, President,      2002      -0-             -0-
Acting Secretary and
Acting Chief Financial
Officer

Frank Iannuzzi (2)        2003      -0-             -0-
Former Chairman,          2002      -0-             -0-
former Treasurer and
former Chief Financial
Officer

Garth Rolfe (3)           2003      -0-             -0-
Former Secretary and      2002      -0-             -0-
a former director

(1) Mr. Parker was elected President and a director on March 31, 2003. He was named Acting Secretary, Acting Chief Financial Officer on October 10, 2003.
(2) Mr. Iannuzzi was elected Treasurer and Chief Financial Officer on March 31, 2003; prior to that, he had been named President, Secretary and a director in February 2000. On October 10, 2003, Mr. Iannuzzi resigned as Chairman, Treasurer and Chief Financial Officer.
(3) Mr. Rolfe was elected Secretary on March 31, 2003, prior to that, he was named Secretary in February 2000 and a director on
     January 2003. Mr. Rolfe resigned as Secretary and a director on October 10, 2003.

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

     As of February 12, 2004, the Company had 18,134,827 shares of common stock outstanding. For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of February 10, 2004 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

 Name of Beneficial Owner (1)            Number of Shares    Percent of
                                                               Class
-----------------------------            ----------------    -----------
 William R. Parker (2)                       1,500,000          8.27

 Aurora Two Ltd. (3)                         8,000,000         44.11

 Saddleback Investment Services, Inc.(4)     1,000,000        100.00

 Danbury Consultants, Inc. (5)                 150,000         68.18

 Kayvon Goodarzy (6)                            50,000         22.72

 All executive officers and directors as
 a group (1 person)                          1,500,000          8.27


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

     (2) All shares referenced herein constitute shares of our common stock. Mr. Parker's address is 3300 Irvine Avenue, Suite 220, Newport Beach, CA 92660.

     (3) All shares referenced herein constitute shares of our common stock. On November 3, 2003, the Company issued an aggregate of 8,000,000 shares of its common stock to Aurora Two, Ltd. The transaction involved unregistered securities issued pursuant to Regulation S. In conjunction therewith, Aurora Two, Ltd., granted to the Company's Board of Directors a proxy to vote such shares. As of the date of this Annual Report, the Company has not received the consideration due for such shares and has placed a hold on the certificates representing such shares until the consideration is received or the shares being returned for cancellation. Aurora Two, Ltd.'s address is Shirlaw House, P.O. SS-19084, Nassau, Bahamas.

      (4) All shares referenced herein constitute shares of our Series A preferred stock. The address of Saddleback Investment Services, Inc., is 3300 Irvine Avenue, Suite 220, Newport Beach, CA 92660. This stock is treated as treasury stock as it is owned by our wholly owned subsidiary.

     (5) All shares referenced herein constitute shares of our Series B preferred stock. The address of Danbury Consultants, Inc. is 22 Cape Danbury, Newport Beach, CA 92660. Of these shares a total of 50,000 are eligible for to conversion within 60 days of this Annual Report and would, at this date, be convertible into approximately 588,000 shares of the Company's Common Stock.

     (6) All shares referenced herein constitute shares of our Series B preferred stock. The address of Kayvon Goodarzy is 2700 West Coast Highway, Suite 257, Newport Beach, CA 92663. None of these shares are eligible to be converted into the Company's Common Stock within 60 days of this Annual Report.

     (7) All shares referenced herein constitute shares of our common stock and includes all shares described in Note 2, above.

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

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:  (those items marked with "*" are filed herewith)

 Exhibit
 Number                   Description
 -------                  -----------

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

 4.3 Amendment to 2003 Stock Compensation Plan, which was filed with the Securities and Exchange Commission on October 7, 2003 as
          Exhibit 4.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, is hereby incorporated by this reference.

 4.4 2004 Stock Incentive Plan, which was filed with the Securities and Exchange Commission on January 29, 2004 as Exhibit
          10.1 to Registration Statement on Form S-8, is hereby incorporated by this reference.


 10.1 Purchase Agreement, dated March 7, 2003, by and between Big Equipment Services, Inc. and William R. Parker, which was filed with the Securities and Exchange Commission on March 31, 2003, as Exhibit 99.3 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

 16.1 Letter of Becker & Company CPAs, dated June 25, 2003, concerning its dismissal as independent accountants for the Company, which was filed with the Securities and Exchange Commission on August 12, 2003, as Exhibit 23 to the Company's Current Report on Form 8-K/A, is hereby incorporated by this reference.

 31.1      *    Certification pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002 of William R. Parker, as Chief Executive
          Officer.

 31.2      *    Certification pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002 of William R. Parker, as Acting Chief
          Financial Officer.

 32.1      *    Certification pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 of William R. Parker, as Chief Executive
          Officer.

 32.2      *    Certification pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 of William R. Parker, as Acting Chief
          Financial Officer.


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

 99.7 Letter of Intent, dated July 3, 2003, by and between Epic Financial Corporation and Richard R. Stenton, concerning the proposed acquisition of Mission Equity by the Company, which was filed with the Securities and Exchange Commission on July 17, 2003, as Exhibit 99.7 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

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

 99.11     Residential Mortgage Loan Origination Agreement dated
          September 4, 2003 by and between the Company's wholly owned subsidiary, Saddleback Investment Services, Inc., dba American National Mortgage and American Premier Bank, which was filed with the Securities and Exchange Commission on September 22, 2003, as
          Exhibit 99.11 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

 99.12     Press Release by Epic Financial Corporation, dated
          September 22, 2003, concerning the Residential Mortgage Loan Origination Agreement dated September 4, 2003 by and between the Company's wholly owned subsidiary, Saddleback Investment Services, Inc., dba American National Mortgage and American Premier Bank, which was filed with the Securities and Exchange Commission on September 22, 2003, as Exhibit 99.12 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

 99.13     Press Release by Epic Financial Corporation, dated
          October 21, 2003, concerning the Company's investment in Seven Angels Ventures LLC, which was filed with the Securities and Exchange Commission on October 21, 2003, as Exhibit 99.13 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

 99.14     Press Release by Epic Financial Corporation, dated
          October 23, 2003, concerning the Company's investment in Seven Angels Ventures LLC, which was filed with the Securities and Exchange Commission on October 22, 2003, as Exhibit 99.14 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

 99.15     Percentage Interest Purchase Agreement by and between
          Epic Financial Corporation and Seven Angels Ventures LLC executed October 15, 2003, which was filed with the Securities and Exchange Commission on October 30, 2003, as Exhibit 99.15 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

 99.17     Press Release by Epic Financial Corporation, dated
         December 10, 2003, disclosing plans for Epic Financial Corporation, Datalogic International and Paramco Financial Group, Inc. to develop a proprietary VoIP Video Conferencing system, which was filed with the Securities and Exchange Commission on December 10, 2003, as Exhibit 99.17 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

 (b)  Reports on Form 8-K.

    (1) On August 5, 2003, the Company filed a Current Report on Form 8-K/A that amended the Current Report on Form 8-K, dated June 16, 2003, by including the letter of Becker & Company CPAs regarding its dismissal as independent accountants for the Company.

    (2)  On August 12, 2003, the Company filed a Current Report on
         Form 8-K disclosing the Press Release of the Company, dated August 12, 2003, concerning the Company's alliance with Hermandad Mexicana Latinoamericana, Inc.,

    (3)  On September 22, 2003, the Company filed a Current Report on
         Form 8-K disclosing the Press Release dated September 22, 2003 that announced the Residential Mortgage Loan Origination Agreement dated September 4, 2003 by and between the Company's wholly owned subsidiary, Saddleback Investment Services, Inc., dba American National Mortgage and American Premier Bank. Also included was a copy of the relevant agreement.

    (4) On October 21, 2003, the Company filed a Current Report on Form 8-K disclosing the Press Release of the Company, dated October 21, 2003, concerning the Company's investment in Seven Angels Ventures LLC.

    (5) On October 22, 2003, the Company filed a Current Report on Form 8-K disclosing the Press Release of the Company, dated October 23, 2003, concerning the Company's investment in Seven Angels Ventures LLC.

    (6)  On October 30, 2003, the Company filed a Current Report on
         Form 8-K concerning the Percentage Interest Purchase Agreement by and between Epic Financial Corporation and Seven Angels Ventures LLC dated October 15, 2003.

    (7) On November 18, 2003, the Company filed a Current Report on Form 8-K disclosing the operating results of Key Mortgage Corporation (which at that time was a subsidiary of the Company).

    (8) On December 10, 2003, the Company filed a Current Report on Form 8-K disclosing a Press Release, dated December 10, 2003, concerning the plans for Epic Financial Corporation, Datalogic International and Paramco Financial Group, Inc. to develop a proprietary VoIP Video Conferencing system.

Item 14.  Principal Accountant Fees and Services.

     During the past two fiscal years our principal account have billed for their services as follows (please note that for the 2002 fiscal year the services were provide for Saddleback Investment Services, Inc. a non-public entity. In addition, fees for services related to the audit of the financial statements of the Company for the period ended October 31, 2003 as contained in this Annual Report are not included because they were not incurred until after the ended of the fiscal year).

                                        Fiscal year
                                   2002           2003
                                   -------------------
     (1)  Audit Fees:              $12,500      $5,000

     (2)  Audit-Related Fees:        -0-         -0-

     (3)  Tax Fees:                  -0-         -0-

     (4)  All Other Fees             -0-         -0-

     (5) (i) The Company's Board of Directors, acting in lieu of an Audit Committee, requires that, prior to the engagement of the Company's principal accountant to audit the financial statements of the Company or to perform other Audited Related or Non-Audit Related services, the engagement be reviewed to consider the scope of services to be rendered and the expected fees to be charged by the principal accountant in connection with rendering such services.
       (ii) Not applicable.

     (6)  Not applicable.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:              EPIC FINANCIAL CORPORATION


                    By:  /s/ William R. Parker
                         ---------------------------
                         William R. Parker
                         President and Chief Executive Officer

     In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:     February 13, 2004                 /s/ William R. Parker
                                            ----------------------
                                            William R. Parker
                                            President and Chief Executive
                                            Officer