Form 10QSB
period 2004-01-31
EPIC FINANCIAL  CORP
filed 2004-03-22
CIK 1144892

U. S. Securities and Exchange Commission
                   Washington, D.C. 20549

                         FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: January 31, 2004

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

     Commission File Number:  0-33417

                 EPIC FINANCIAL CORPORATION
              ---------------------------------
              (Name of small business issuer as
                  specified in its charter)

             Nevada                       88-0451534
       -------------------              --------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)

     611 West Civic Center Drive, Suite 301, Santa Ana,
                      California 92701
    -----------------------------------------------------
     (Address of principal executive offices / Zip Code)

                      (714) 210-6888
                   ---------------------
                 (Issuer's telephone number)

 3300 Irvine Avenue, Suite 220, Newport Beach, California 92660
----------------------------------------------------------------
   (Former name, former address and former fiscal year, if
                 changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,234,827 as of March 15, 2004.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements




                             EPIC FINANCIAL  CORPORATION
                       (FORMERLY BIG EQUIPMENT SERVICES, INC.)
                             CONSOLIDATED BALANCE SHEET
                                    JANUARY 31, 2004
                                     (UNAUDITED)


                              Assets



Current assets:
  Cash                                                          $    19,313
  Other current assets                                                  500
                                                                 ------------

         Total current assets                                        19,813

Fixed assets:
  Equipment, net                                                      1,601

                                                                 ------------

Total assets                                                    $    21,414
                                                                 ============


                Liabilities and stockholders' deficit


Current liabilities:
  Accrued expenses                                              $    13,181
  Litigation accrual                                                487,287
                                                                 ------------
        Total current liabilities                                   500,468

Stockholders' deficit:
Preferred stock - Unclassified, $0.001 par value, 3,700,000
  shares authorized, none issued                                          -
Series A convertible Preferred Stock $0.001 par value per share,
 1,000,000 shares authorized, 1,000,000 issued                      500,000
Series B convertible Preferred Stock $0.001 par value per share,
 300,000 shares authorized, 220,000 issued & outstanding            110,000
Common stock, $0.001 par value, 20,000,000
  shares authorized, 7,884,832 issued and outstanding                 7,885
Common stock, $0.001 par value, 20,000,000
  shares authorized, 8,000,000 issued but not outstanding             8,000
Additional paid-in capital                                        1,757,664
Stock subscriptions receivable                                     (149,758)
Treasury stock, 1,000,000 preferred shares of Series A             (500,000)
Accumulated deficit                                              (2,212,845)
                                                                 ------------

        Total Stockholders' deficit                                (479,054)
                                                                 ------------

        Total liabilities and stockholders' deficit             $    21,414
                                                                 ============





          The accompanying notes are an integral part of these consolidated financial statements.

                                        EPIC FINANCIAL  CORPORATION
                                  (FORMERLY BIG EQUIPMENT SERVICES, INC.)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                                (UNAUDITED)



                                                              2004           2003
                                                         ------------   ------------

Net revenue                                             $   136,426    $    17,502

Operating expenses
  General & administrative                                  429,849         30,008
  Depreciation                                                  763
  Implairment of Investment                                 175,750
  Software development                                       84,000
                                                         ------------   ------------
                                                            753,362         30,008

                                                         ------------   ------------
Income (loss) from operations                              (616,936)       (12,506)

Other income (expense):                                           -              -
                                                         ------------   ------------
Net income (loss) before provision for income tax          (616,936)       (12,506)

Provision (credit) for income tax                                 -         (2,200)

                                                         ------------   ------------

Net income (loss) applicable to common shareholders     $  (616,936)   $   (10,306)
                                                         ============   ============

Basic and diluted net income (loss) per share:          $     (0.08)   $     (0.00)
                                                         ============   ============
Basic and diluted weighted average
   shares outstanding                                     7,375,875      3,000,000
                                                         ============   ============


   Basic and diluted weighted average shares outstanding have been restated for 2003 to affect the recapitalization upon reverse merger on March 31, 2003.

   Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:20 reverse stock split for all shareholders on March 07, 2003.



          The accompanying notes are an integral part of these consolidated financial statements.

                                        EPIC FINANCIAL  CORPORATION
                                  (FORMERLY BIG EQUIPMENT SERVICES, INC.)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                                                (UNAUDITED)

                                                                           2004         2003
                                                                       -------------------------
  OPERATING ACTIVITIES
    Net income                                                        $ (616,936)   $  (10,306)
    Adjustments to reconcile net loss to net cash
    used in operations:
    Issuance of stocks and warrants for consulting services              353,650            -
    Impairment                                                           175,750            -
    Issuance of stock for software development                            84,000            -
    Increase in current assets, advances                                       0            -
    Depreciation                                                             763            -
    Decrease in current liabilities:
     Accrued expenses                                                      1,036       (2,200)
                                                                       -------------------------
  Net cash used in operating activities                                   (1,737)     (12,506)
                                                                       -------------------------
 FINANCING ACTIVITIES
    Capital contribution                                                              113,457
    Proceeds from stock subscriptions                                     10,500            -
                                                                        -------------------------
  Net cash provided by financing activities                               10,500      113,457
                                                                        -------------------------

  Net increase in cash and cash equivalents                                8,763      100,951

  Cash and cash equivalents, beginning balance                            10,550       10,550
                                                                        -------------------------

  Cash and cash equivalents, ending balance                            $  19,313    $ 111,501
                                                                        =========================






          The accompanying notes are an integral part of these consolidated financial statements.

                   EPIC FINANCIAL CORPORATION
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended October 31, 2003 were filed on February 13, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Software development

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included with "Computer equipment and software." Costs incurred during the preliminary project and post-implementation stages are charged to software development and research expenses.

Impairment of long-lived assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations. Accordingly, based on these evaluations, management has adjusted the carrying value of investments to zero at January 31, 2004 (note 7).

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Epic Financial Corporation and its 100% wholly owned subsidiary, Saddleback Investment Services, Inc. dba American National Mortgage (SIS). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of SIS by the Company on March 31, 2003, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of SIS control the majority of the outstanding shares of common stock of the Company immediately following the acquisition. The Company has adopted October 31 fiscal year end of the accounting acquirer. The historical results for the three-month period ended January 31, 2004 include SIS and the Company (from the date of acquisition) while the historical results for the three-month period ended January 31, 2003 includes only SIS.

                   EPIC FINANCIAL CORPORATION
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Recent pronouncements

On  April  30, 2003 the FASB issued FASB Statement No.  149  (FAS
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of FAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of FAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

                   EPIC FINANCIAL CORPORATION
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



During the three month period ended January 31, 2004, the Company issued 645,000 shares of common stock for consulting fees of $353,650, which included 200,000 common shares, valued at $0.77 per shares, issued to a related party. The Company issued 350,000 common shares to Datalogic Consulting, Inc. for software development and research, valued at $84,000.

On October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC ("SAV") whereby the Company was permitted to acquire up to a 10% interest in SAV. The agreement provided that the Company could acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis. The Company and SAV have exchanged 433,000 shares, with the Company's common stock issued to SAV having an aggregate value of $175,750 (note 7).

On November 3, 2003, the Company entered into an agreement with Aurora Two, Ltd. whereby Aurora agreed to acquire 8,000,000 common shares of the Company in a private placement. The agreement has since been rescinded since Aurora was unable to pay the consideration for such shares (note 7).

The common shares were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

At January 31, 2004, the Company has subscription receivable of $149,758 for issuance of shares and exercise of warrants from related parties.

Preferred stock

During the three month period ended January 31, 2004, the Company did not issue any Series B Convertible Preferred Stock.

The number of shares of Common Stock issuable upon conversion of each Series B convertible Preferred stock shall be determined by dividing transaction value by the conversion rate.

"Transaction Value" means $0.50.

"Conversion Price" means, as of any Conversion Date or other date of determination, the amount determined by multiplying (i) the Market Price of the Company's Common Stock by (ii) the Conversion Percentage in effect as of such date, subject to adjustment as provided herein. Conversion Percentage for the Series B convertible Preferred Stock shall be one hundred percent (50%). The Company has recorded $0 for beneficial conversion feature as interest expense in the accompanying consolidated financial statements.

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

Treasury stock:

On January 31, 2003, the Company exchanged 1,000,000 Series A convertible Preferred Stock $0.001 par value, for 100,000 shares of preferred stock of SIS. All shares were issued pursuant of the provisions of Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission under the Securities Act of 1933 and are subject to transfer restrictions. The shares were valued at the time of issuance at $900,000. As a part of the acquisition on March 7, 2003, the Company's preferred stock hold by SIS were revalued at $500,000 based upon market value prevailing at that time. Such shares have been reflected as Treasury stock in the accompanying consolidated financial statements.

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

Note 5 - Basic and diluted net loss per share

Basic and diluted net loss per share for the three-month period ended January 31, 2004 and 2003 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Supplemental disclosure of cash flows

The  Company  prepares  its statements of cash  flows  using  the
indirect   method  as  defined  under  the  Financial  Accounting
Standard No. 95.

The Company paid $0 for income tax during the three-month period ended January 31, 2004 and 2003. The Company paid $0 for interest during the three-month period ended January 31, 2004 and 2003.

The statements of cash flows do not include following non-cash activities;

      Issuance of 433,000 shares of common stock having an aggregate value of $175,750 for investment in Seven Angels
      Ventures, LLC.

      Issuance of 645,000 shares of common stock for consulting fees of $353,650.

      Issuance of 350,000 shares of common stock for software development and research expense of $84,000.

      Issuance of 8,000,000 shares to Aurora Two, Ltd. in a private placement, however, the transaction was rescinded and the common shares were not canceled as of January 31, 2004.

Note 7 - Investments and Acquisitions

On November 3, 2003, the Company entered into a private placement agreement with Aurora Two, Ltd. whereby Aurora agreed to acquire 8,000,000 common shares of the Company for a total consideration of $1,982,400. The agreement has since been rescinded since Aurora was unable to pay the consideration for such shares. The Company has subsequently received the 8,000,000 common shares from Aurora and has not cancelled the shares as of March 18, 2004.

On October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC ("SAV") whereby the Company was permitted to acquire up to a 10% interest in SAV. The agreement provided that the Company could acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis. The Company and SAV have exchanged 433,000 shares, with the Company's common stock issued to SAV having an aggregate value of $175,750 as of January 31, 2004. The Company has valued this investment to be zero at January 31, 2004.

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

SIS, presently doing business as American National Mortgage ("American National"), is a mortgage broker and banking entity with its principal office located in Santa Ana, California. American National was formed in November, 1992 and operated primarily as a wholesale mortgage banker until mid-2001. In July 2001, American National was acquired by EMB Corporation. Due to inadequate capital for growth, American National suspended much of its operations and conducted only limited retail mortgage operations until December 2002, at which time Mr. Parker rescinded the transaction with EMB Corporation. American National generates its income primarily through fees and expenses charged to borrowers and from yield spread premiums and/or service release premiums paid to American National when the closed loans are sold by American National to third party investors, primarily larger mortgage lenders or banks.

Note 8 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2004, the Company has accumulated deficit of $2,212,845, including a net loss of $616,936 for the three-month period ended January 31, 2004. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

                   EPIC FINANCIAL CORPORATION
             (FORMERLY BIG EQUIPMENT SERVICES, INC.)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Litigation

On March 1, 2001, Saddleback, the wholly-owned subsidiary of the Company, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation. The plaintiffs and cross-defendants sought money damages from on a variety of causes of action. In January 2004, a proposed judgment was entered in favor of Provident and against Saddleback in the amount of $487,287 which will have interest continue to accrue at statutory rate until paid in full. The
Company has accrued $487,287 as litigation settlement in the accompanying consolidated financial statements.

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

Recent Changes in Business Strategy, Change in Control and
Change in Corporate Structure

     On February 14, 2000, we were incorporated in the State of Nevada under the name "BigEquip.net, Inc." and February
8, 2002 our name was changed to "Big Equipment Services, Inc.

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

     Operations for the Three Months ended January 31, 2004, as compared to the Three Months ended January 31, 2003.

     During the three months ended January 31, 2004, we had net revenue of $135,426. This represents a increase of $117,924, or 673%, in net revenue from the comparable three-month period ended January 31, 2003, when we reported net revenue of $17,502. This increase is attributable to the increased mortgage operations of our subsidiary.

Expenses

     Operating expenses for the three months ended January
31, 2004, were $753,362. This represents an increase of $723,354, or 2,410%, in total expenses from the comparable three-month period ended January 31, 2003, when we reported
total expenses of $30,008.   Much of the increase in
expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, and to those expenses normally incurred by public companies, i.e., legal, accounting, etc.
In addition, the carrying value of the Company's investment in Seven Angels Ventures, LLC, was reflected at $0, a adjustment from its entire investment of $175,000. Historical results from 2003 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

Net Profit (Loss)

     During the three months ended January 31, 2004, our loss was $616,936 or ($0.08) per share, as compared to our loss during the three months ended January 31, 2003 of $10,306 or ($0.00) per share. Historical results from 2003 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc.

Liquidity and Capital Resources

     In the three-month period ended January 31, 2004, net cash of $1,737 was used by operating activities as compared to the three months ended January 31, 2003, when operating activities used $12,506. During both the three-month period January 31, 2004 and the three months ended January 31, 2003, no net cash was used in investing activities. Net cash of $10,500 was provided by financing activities during the three-month period ended January 31, 2004. This compared to $113,457 net cash provided by financing activities during the same period ended January 31, 2003. The cash provided by financing during the period ended January 31, 2004 came from the proceeds of stock subscriptions upon exercise of warrants of the Company.

     As of the quarter ended January 31, 2004, we had $19,313 of current cash available. Our management believes that this is not sufficient to meet our needs for the remainder of our 2004 fiscal year. Since our inception on, the Company has incurred an accumulated deficit of $2,212,845, including a net loss of $616,936 during the three-month period ended January 31, 2004. The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

     As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended October 31, 2003, with a "going concern" opinion: "This raises substantial doubt about its ability to continue as a going concern." None of the factors addressed by the Company's independent auditors has been mitigated during the three-month period ended January 31, 2004, and the "going
concern" issues remain.   We intend for the Company to seek
private equity and/or debt capital to expand our mortgage operations by American National Mortgage and to seek acquisitions of other entities capable of providing the Company with consistent profitable operations. There can be no assurances that any such capital or acquisitions will be available on terms acceptable to us, or at all.

Recent Accounting Pronouncements

     On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of FAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

     On May 15, 2003, FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of FAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

      In December 2003, FASB issued a revised Interpretation No, 46, "Consolidation of Variable Interest Entities" ("FIN46R"). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus, improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

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


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     We were not subject in the period ended January 31, 2004, nor are we currently subject, to any legal proceedings. However, on March 1, 2001, our wholly-owned subsidiary, Saddleback, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation. The plaintiffs and cross-defendants sought money damages from on a variety of causes of action. As of mid-April of 2003, after the conclusion of the trial, plaintiffs were awarded a judgment against Saddleback in the amount of approximately $487,300. As of the date of this Quarterly Report, other parties involved in the litigation are appealing certain other aspects of the case. As such, no settlement discussions or collection attempts are currently being conducted.

Item 2.        Changes in Securities

     On October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC ("SAV") whereby the Company is permitted to acquire up to a 10% interest in SAV. The agreement provides that the Company can acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis. During the period ended January 31, 2004, the Company and SAV have exchanged 433,000 shares, with the Company's common stock issued to SAV having an aggregate value of $175,750. In connection with this transaction, the Company relied upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933.

     On November 3, 2003, the Company issued an aggregate of 8,000,000 shares of its common stock to Aurora Two, Ltd.
The transaction involved unregistered securities issued pursuant to Regulation S. In conjunction therewith, Aurora Two, Ltd., granted to the Company's Board of Directors a proxy to vote such shares. As of the date of this Quarterly Report, the Company has not received the consideration due for such shares, the sum of $1,982,400. The Company considers this transaction to have been rescinded and the certificates representing such shares have been returned to the Company. As of the date of this Quarterly Report such shares have not been canceled, but the Company intends to do so as soon as practicable. The shares are not considered "outstanding" as such term is used in this Quarterly Report.

     On or about December 9, 2003, the Company issued
350,000 shares of its common stock to Datalogic Consulting, Inc. This stock represented payment by the Company to Datalogic Consulting, Inc., for services rendered in connection with the development of certain proprietary technology for use by our subsidiary, American National
Mortgage. In connection with this transaction, the Company relied upon the exemption from registration provided for in
Section 4(2) of the Securities Act of 1933.

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


     (b)  Reports on Form 8-K.

          (1)  On November 18, 2003, the Company filed a Current
               Report on Form 8-K disclosing the operating results of Key Mortgage Corporation (which at that time was a subsidiary of the Company).

          (2) On December 10, 2003, the Company filed a Current Report on Form 8-K disclosing a Press Release, dated December 10, 2003, concerning the plans for Epic Financial Corporation, Datalogic International and Paramco Financial Group, Inc. to develop a proprietary VoIP Video Conferencing system.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:              EPIC FINANCIAL CORPORATION


                    By:  /s/ William R. Parker
                         --------------------------
                         William R. Parker
                         President and Chief Executive Officer

     In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     March 19, 2004

/s/ William R. Parker
----------------------
William R. Parker
President, Chief Executive Officer, Acting Chief
Financial Officer and Acting Principal Accounting Officer