Form 10QSB
period 2004-04-30
EPIC FINANCIAL  CORP
filed 2004-06-18
CIK 1144892

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  0-33417

EPIC FINANCIAL CORPORATION

(Name of small business issuer as

specified in its charter)

             Nevada

________88-0451534

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

611 West Civic Center Drive, Suite 301, Santa Ana, California 92701

(Address of principal executive offices / Zip Code)

           (714) 210-6888_____

(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,946,227 as of June 15, 2004.

Transitional Small Business Disclosure Format (Check One):  Yes ____   No __X__

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED BALANCE SHEET
APRIL 30, 2004
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$15,624
Other current assets	500

Total current assets	16,124

Fixed assets:
Equipment, net	839

Total assets	$16,963

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$13,034
Litigation accrual	487,435

Total current liabilities	500,469

Stockholders' deficit:
Preferred stock - Unclassified, $0.001 par value, 3,700,000
shares authorized, none issued	-
Series A convertible Preferred Stock $0.001 par value per share,
1,000,000 shares authorized, 1,000,000 issued	500,000
Series B convertible Preferred Stock $0.001 par value per share,
300,000 shares authorized, 95,000 issued & outstanding	47,500
Common stock, $0.001 par value, 20,000,000 shares authorized
11,946,232 issued and outstanding	11,946
Common stock, $0.001 par value, 20,000,000 shares authorized
8,000,000 issued but not outstanding	8,000
Additional paid-in capital	2,364,803
Stock subscriptions receivable	(83,958)
Treasury stock, 1,000,000 preferred shares of Series A	(500,000)
Accumulated deficit	(2,831,797)

Total Stockholders' deficit	(483,506)

Total liabilities and stockholders' deficit	$16,963

The accompanying notes are an integral part of these consolidated financial statements.

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month periods ended		Six month periods ended
	April 30,		April 30,
	2004	2003	2004	2003

Net revenue	$103,548	$9,979	$239,975	$27,481

Operating expenses:
General and administrative	721,737	190,308	1,214,587	253,116
Depreciation	763	-	1,525	-
Impairment of investment	-	-	175,750	-
Software development	-	-	84,000	-
	722,500	190,308	1,475,862	253,116

Loss from operations	(618,952)	(180,329)	(1,235,887)	(225,635)

Provision for income tax	-	800	-	1,600

Net Loss	$(618,952)	$(181,129)	$(1,235,887)	$(227,235)

Basic and diluted net loss per share:	$(0.06)	$(0.05)	$(0.13)	$(0.07)

Basic and diluted weighted average
shares outstanding	11,027,868	3,345,612	9,181,806	3,318,227

Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:20 reverse stock split for all shareholders on March 07, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six month period ended
	April 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,235,887)	$(227,235)
Adjustments to reconcile net loss to net cash used in operations:
Issuance of shares for consulting services	902,350	71,250
Impairment of investment	175,750	-
Issuance of stock for software development	84,000	-
Depreciation	1,524	-
Decrease in accrued expenses	-	(36,850)
Net cash used in operating activities	(72,263)	(192,835)

FINANCING ACTIVITIES
Capital contribution	-	113,457
Proceeds from issuance of preferred stock	-	75,000
Proceeds from stock subscriptions	76,300	-
Net cash provided by financing activities	76,300	188,457

Net increase in cash and cash equivalents	4,037	(4,378)
Cash and cash equivalents, beginning balance	11,587	10,550
Cash and cash equivalents, ending balance	$15,624	$6,172

The accompanying notes are an integral part of these consolidated financial statements.

EPIC Financial Corporation
Consolidated Statement of Shareholders' Equity

							Additional				Total
	Preferred Stock "A"		Preferred Stock "B"		Common		Paid In	Subscriptions	Treasuary	Accum.	Shareholders
Description	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Deficit	Equity

Balance - November 1, 2002	1,000,000	900,000			10,000	10,000	99,179			(76,763)	932,416

Recapitalization on reverse acquisition		(400,000)			3,281,832	(6,708)	(99,179)		(500,000)	(79,808)	(1,085,695)

Balance after recapitalization	1,000,000	500,000	-	-	3,291,832	3,292	-	-	(500,000)	(156,571)	(153,279)

Issuance of preferred stock for cash			220,000	110,000							110,000
Issuance of shares for services					1,912,500	1,912	623,195				625,107
Issuance of warrants for services							217,625				217,625
Common stock subsciptions receivable								(160,258)			(160,258)
Exercise of warrants					1,052,500	1,053	272,072				273,125
Sale of shares					200,000	200	19,800				20,000
Issuance of preferred shares due to conversion feature							21,000				21,000
Net Loss										(1,439,338)	(1,439,338)
Balance - October 31, 2003	1,000,000	$500,000	220,000	$110,000	6,456,832	$ 6,457	$ 1,153,692	$ (160,258)	$ (500,000)	$ (1,595,909)	$ (486,018)

Issuance of shares for services					4,135,000	4,135	898,215				902,350
Conversion of preferred shares			(125,000)	(62,500)	571,400	571	61,929				0
Common stock subsciptions receivable								76,300			76,300
Issuance of shares for aquistions					783,000	783	258,967				259,750
Shares issued not outstanding					8,000,000	8000	(8,000)				0
Net loss										(1,235,887)	(1,235,887)
Balance - April 30, 2004	1,000,000	$500,000	95,000	$ 47,500	19,946,232	$19,946	$2,364,803	$ (83,958)	$(500,000)	$(2,831,796)	$ (483,505)

The accompanying notes are an integral part of these consolidated financial statements.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2004 AND 2003

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited consolidated financial statements for the year ended October 31, 2003 were filed on February 13, 2004 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-months and six months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Software development

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software.  These costs are included with “Computer equipment and software.”  Costs incurred during the preliminary project and post-implementation stages are charged to software development and research expenses.

Impairment of long-lived assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations.  Accordingly, based on these evaluations, management adjusted the carrying value of investments to zero at January 31, 2004 (note 7).

Note 2 – Principles of consolidation

The accompanying consolidated financial statements include the accounts of Epic Financial Corporation and its 100% wholly owned subsidiary, Saddleback Investment Services, Inc. dba American National Mortgage (SIS).  All significant inter-company accounts and transactions have been eliminated in consolidation.  The acquisition of SIS by the Company on March 31, 2003, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of SIS control the majority of the outstanding shares of common stock of the Company immediately following the acquisition. The Company has adopted October 31 fiscal year end of the accounting acquirer.  The historical results for the three-month and six months period ended April 30, 2004 and 2003 include SIS and the Company (from the date of acquisition).

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2004 AND 2003

Note 3 – Recent pronouncements

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of FAS No. 150 does not have a material impact on the Company’s financial position or results of operations or cash flows.

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

Effective March 7, 2003, the Articles of Incorporation of the Company were amended to change the name of the Company from Big Equipment Services, Inc. to Epic Financial Corporation.  At the same time, the Certificate of Amendment to Articles of Incorporation effectuated a 1-for-20 reverse split of the Company’s common stock.  The record date for the reverse split was the close of business on March 6, 2003.

During the six month period ended April 30, 2004, the Company issued 4,135,000 shares of common stock for consulting fees of $902,350, which included 200,000 common shares, valued at $0.77 per shares, issued to a related party. The Company issued 350,000 common shares to a non related entity for software development and research, valued at $84,000.

On October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC (“SAV”) whereby the Company was permitted to acquire up to a 10% interest in SAV.  The agreement provided that the Company could acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis.  The

Company and SAV have exchanged 433,000 shares, with the Company’s common stock issued to SAV having an aggregate value of $175,750 (note 7).

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2004 AND 2003

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

At April 30, 2004, the Company has subscription receivable of $83,958 for issuance of shares and exercise of warrants from related parties.

Preferred stock

During the six month period ended April 30, 2004, 125,000 Series B Convertible Preferred Shares were converted into 571,400 common shares of the Company valued at $62,500.

As of April 30, 2004, the Company had issued and outstanding, 95,000 Series B convertible Preferred Stock $0.001 par value.

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

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2004 AND 2003

Treasury stock:

On January 31, 2003, the Company exchanged 1,000,000 Series A convertible Preferred Stock $0.001 par value, for 100,000 shares of preferred stock of SIS.  All shares were issued pursuant of the provisions of Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission under the Securities Act of 1933 and are subject to transfer restrictions. The shares were valued at the time of issuance at $900,000. As a part of the acquisition on March 7, 2003, the Company’s preferred stock held by SIS were revalued at $500,000 based upon market value prevailing at that time. Such shares have been reflected as Treasury stock in the accompanying consolidated financial statements.

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

The holders of the Series A convertible Preferred stock are entitled to a dividend at a rate determined by the Company’s Board of Directors, on a pari passu basis with the holders of Common Shares and other classes of preferred shares of the Company.

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

Note 5 – Basic and diluted net loss per share

Basic and diluted net loss per share for the three-month and six month period ended April 30, 2004 and 2003 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding.  Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2004 AND 2003

Note 6 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the six months period ended April 30, 2004 and 2003.  The Company paid $0 for interest during the six months period ended April 30, 2004 and 2003.

The statements of cash flows do not include following non-cash activities;

Issuance of 433,000 shares of common stock having an aggregate value of $175,750 for investment in Seven Angels Ventures, LLC.

Issuance of 4,135,000 shares of common stock for consulting fees of $902,350.

Issuance of 350,000 shares of common stock for software development and research expense of $84,000.

Issuance of 571,400 shares of common stock as a result of conversion of 125,000 Series B convertible preferred shares.

Issuance of 8,000,000 shares to Aurora Two, Ltd. in a private placement, however, the transaction was rescinded and the common shares were not canceled as of April 30, 2004.

Note 7 – Investments and Acquisitions

On November 3, 2003, the Company entered into a private placement agreement with Aurora Two, Ltd. whereby Aurora agreed to acquire 8,000,000 common shares of the Company for a total consideration of $1,982,400.  The agreement has since been rescinded since Aurora was unable to pay the consideration for such shares.  The Company has subsequently received the 8,000,000 common shares from Aurora and has not cancelled the shares as of June 14, 2004.

On October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC (“SAV”) whereby the Company was permitted to acquire up to a 10% interest in SAV.  The agreement provided that the Company could acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis.  The Company and SAV have exchanged 433,000 shares, with the Company’s common stock issued to SAV having an aggregate value of $175,750 as of April 30, 2004.  The Company has valued this investment to be zero at April 30, 2004.

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

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2004 AND 2003

The acquisition has been treated as a capital transaction in substance, rather than a business combination, and is deemed a “reverse acquisition” for accounting purposes since the former owners of SIS controlled majority of the total shares of Common Stock of the Company outstanding immediately following the acquisition.  The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

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

Note 8 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of April 30, 2004, the Company has accumulated deficit of $2,831,797, including a net loss of $1,235,887 for the six months period ended April 30, 2004.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Quarterly Report for Epic Financial Corporation (the “Company”) contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management’s’ ability to raise capital in the future, the retention of key employees, intense competition in our industry, changes in the regulation of our industry, seasonality of quarterly results, general economic downturns, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange (the “SEC”).

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that my affect the Company’s business, financial conditions, and results of operations and prospects.

Recent Changes in Business Strategy, Change in Control and Change in Corporate Structure

On February 14, 2000, we were incorporated in the State of Nevada under the name “BigEquip.net, Inc.” and February 8, 2002 our name was changed to “Big Equipment Services, Inc.

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

Pursuant to a Purchase Agreement dated March 7, 2003, the Company, on March 31, 2003, closed a transaction, whereby it acquired all of the issued and outstanding shares of common stock, no par value, of Saddleback Investment Services, Inc., a California corporation (“Saddleback”) from William R. Parker (“Mr. Parker”) and six otherwise unaffiliated persons or entities. In exchange for the shares of Saddleback, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to Mr. Parker and an aggregate of 1,500,000 shares to such other persons or entities.  As a result of this transaction, Mr. Parker became the beneficial owner of 44.79% of the issued and outstanding common stock of the Registrant, the sole class of voting stock of the Registrant.  As a part of the transaction, on March 31, 2003, Mr. Parker was appointed to the Board of Directors of the Company and elected President of the Company.  Frank Iannuzzi remains Chairman of the Board and Chief Financial Officer.  For further information concerning the acquisition of Saddleback by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on March 31, 2003.

At the same time, we abandoned the intended focus of our business form one of providing business and e-commerce solutions to small- and medium-sized construction companies, which was never implemented, and adopted a new business strategy – a financial services firm, specifically real estate mortgage financing.

As a result of the acquisition by the Company of Saddleback, on March 31, 2003, Saddleback became a wholly-owned subsidiary of the Company.  The transaction was treated as a reverse acquisition for accounting purposes.  As a result of the accounting treatment of the purchase of the Saddleback Stock by the Company, Saddleback is deemed to be the "Accounting Acquiror", thus resulting in the Company’s adoption of the October 31 fiscal year-end of the Accounting Acquiror.

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

Our Company’s common stock is quoted on the OTC Bulletin Board under the symbol “EPFL.”

Results of Operations

The acquisition by the Company of Saddleback Investment Services, Inc. on March 31, 2003, was treated as a reverse acquisition for accounting purposes and the historical results reflected in the financial statements and discussed herein are those of the entity formerly known as Saddleback Investment Services, Inc.

Operations for the Three Months ended April 30, 2004, as compared to the Three Months ended April 30, 2003.

During the three months ended April 30, 2004, we had net revenue of $103,548. This represents a increase of $93,569, or 938%, in net revenue from the comparable three-month period ended April 30, 2003, when we reported net revenue of $9,979.  This increase is attributable to the increased mortgage operations of our subsidiary.

Expenses

Operating expenses for the three months ended April 30, 2004, were $722,500. This represents an increase of $532,192, or 280%, in total expenses from the comparable three-month period ended April 30, 2003, when we reported total expenses of $190,308.   Much of the increase in expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, including the expensing of stock issued under the Company’s Registration Statement on Form S-8 pursuant to consulting agreements with four unrelated third parties, and to those expenses normally incurred by public companies, i.e., legal, accounting, etc.

Net Profit (Loss)

During the three months ended April 30, 2004, our loss was $618,952 or ($0.06) per share, as compared to our loss during the three months ended April 30, 2003 of $180,329 or ($0.05) per share.

Operations for the Six Months ended April 30, 2004, as compared to the Six Months ended April 30, 2003.

During the six months ended April 30, 2004, we had net revenue of $239,975. This represents a increase of $212,494, or 773%, in net revenue from the comparable six-month period ended April 30, 2003, when we reported net revenue of $27,481.  This increase is attributable to the increased mortgage operations of our subsidiary.

Expenses

Operating expenses for the six months ended April 30, 2004, were $1,475,862. This represents an increase of $1,222,746, or 483%, in total expenses from the comparable six-month period ended April 30, 2003, when we reported total expenses of $253,116.   Much of the increase in expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, and to those expenses normally incurred by public companies, i.e., legal, accounting, fees to consultants, etc.  In addition, the carrying value of the Company’s investment in Seven Angels Ventures, LLC, was reflected at $0, a write-off of its entire investment of  $175,000.  Historical results from 2003 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc. for that portion of the period prior to April 1, 2003.

Net Profit (Loss)

During the six months ended April 30, 2004, our loss was $1,235,887 or ($0.13) per share, as compared to our loss during the six months ended April 30, 2003 of $225,635 or ($0.07) per share. Historical results from 2003 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc. for that portion of the period prior to April 1, 2003.

Liquidity and Capital Resources

In the six-month period ended April 30, 2004, net cash of $72,263 was used by operating activities as compared to the six months ended April 30, 2003, when operating activities used $192,835.  During both the six-month period April 30, 2004 and the six months ended April 30, 2003, no net cash was used in investing activities.  Net cash of $76,300 was provided by financing activities during the six-month period ended April 30, 2004.  This compared to $188,457 net cash provided by financing activities during the same period ended April 30, 2003.  The cash provided by financing during the period ended April 30, 2004 came from the proceeds of stock subscriptions.

As of the quarter ended April 30, 2004, we had $15,624 of current cash available.  Our management believes that this is not sufficient to meet our needs for the remainder of our 2004 fiscal year.  Since our inception on, the Company has incurred an accumulated deficit of $2,831,797, including a net loss of $618,952 during the three-month period ended April 30, 2004.  The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

As a result of these factors, the Company’s independent auditors issued their audit report for the fiscal year ended October 31, 2003, with a “going concern” opinion:  “This raises substantial doubt about its ability to continue as a going concern.”  None of the factors addressed by the Company’s independent auditors has been mitigated during the three-month period ended April 30, 2004, and the “going concern” issues remain.   We intend for the Company to seek private equity and/or debt capital to expand our mortgage operations by American National Mortgage and to seek acquisitions of other entities capable of providing the Company with consistent profitable operations.  There can be no assurances that any such capital or acquisitions will be available on terms acceptable to us, or at all.

Recent Accounting Pronouncements

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued FAS Statement No. 150 (“FAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of FAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

In December 2003, FASB issued a revised Interpretation No, 46, “Consolidation of Variable Interest Entities” (“FIN46R”).  FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus, improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  The Company does not hold any variable interest entities.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We were not subject in the period ended April 30, 2004, nor are we currently subject, to any legal proceedings.  However, on March 1, 2001, our wholly-owned subsidiary, Saddleback, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation.  The plaintiffs and cross-defendants sought money damages from on a variety of causes of action.  As of mid-April of 2003, after the conclusion of the trial, plaintiffs were awarded a judgment against Saddleback in the amount of approximately $487,300.  As of the date of this Quarterly Report, other parties involved in the litigation are appealing certain other aspects of the case.  As such, no settlement discussions or collection attempts are currently being conducted.

Item 2.

Changes in Securities

On or about March 23, 2004, the Company issued an aggregate of 571,400 shares of its common stock to holders of the Company’s Series B Preferred Stock (the “Preferred Shares”) upon conversion of 100,000 Preferred Shares.  In connection with this transaction, the Company relied upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933.

The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future.  The Company intends to apply its earnings, if any, in expanding its operations and related activities.  The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company’s financial condition and other factors deemed relevant by the Board of Directors.  Further, payment of cash dividends on our common stock is also subject to the approval of the holders of our Series A Preferred Stock.  In addition, the Company’s ability to pay dividends may be limited under future loan agreements of the Company which restrict or prohibit the payment of dividends.

Item 3.

Default Upon Senior Securities

None

Item 4.

Submission of Matter to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit

Number

Description

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of William R. Parker, as Chief Executive Officer.

31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of William R. Parker, as Acting Chief Financial Officer.

32.1*

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of C2002 of William R. Parker, as Chief Executive Officer.

32.2*

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of William R. Parker, as Acting Chief Financial Officer.

(b)

Reports on Form 8-K.

                        No Current Reports on Form 8-K where filed by the Company during the                           three months ended April 30, 2004.

______

*  This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section nor shall it be deemed to be incorporated by reference to any fililng under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date:

June 17, 2004

           /s/ William R. Parker

William R. Parker

President and Chief Executive Officer

and Chief Executive Officer

Date:   June 17, 2004

            /s/ William R. Parker

William R. Parker

Acting Chief Financial Officer

 and Acting Principal Accounting Officer