Form 10QSB
period 2004-07-31
EPIC FINANCIAL  CORP
filed 2004-09-21
CIK 1144892

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  0-33417

EPIC FINANCIAL CORPORATION

(Name of small business issuer as

specified in its charter)

Nevada	88-0451534
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7080 No. Whitney Avenue, Suite 101, Fresno, California 93720

(Address of principal executive offices / Zip Code)

_____(888) 576-0320_____

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,661,227 as of September 17, 2004.

Transitional Small Business Disclosure Format (Check One):  Yes ____   No __X__

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED BALANCE SHEET
JULY 31, 2004
(Unaudited)

ASSETS

Non-current assets:

Deposits	$500

Equipment, net	173

Total assets	$673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable & Accrued expenses	$50,872
Litigation accrual	487,435

Total current liabilities	538,307

Stockholders' deficit:
Preferred stock - Unclassified, $0.001 par value, 3,700,000
shares authorized, none issued	-
Series A convertible Preferred Stock $0.001 par value per share,
1,000,000 shares authorized, 1,000,000 issued	500,000
Series B convertible Preferred Stock $0.001 par value per share,
300,000 shares authorized, 95,000 issued & outstanding	47,500
Common stock, $0.001 par value, 20,000,000 shares authorized
11,946,232 issued and outstanding	11,946
Additional paid-in capital	2,372,803
Stock subscriptions receivable	(46,158)
Treasury stock, 1,000,000 preferred shares of Series A	(500,000)
Accumulated deficit	(2,923,725)

Total Stockholders' deficit	(537,634)

Total liabilities and stockholders' deficit	$673

The accompanying notes are an integral part of these consolidated financial statements.

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month periods ended		Nine month periods ended
	July 31,		July 31,
	2004	2003	2004	2003

Net revenue	$0	$31,272	$239,975	$58,753

Operating expenses:
General and administrative	91,263	255,618	1,305,050	509,534
Depreciation	666	-	2,191	-
Impairment of investment	-	-	175,750	-
Software development	-	-	84,000	-
	91,929	255,618	1,566,991	509,534

Loss from operations	(91,929)	(224,346)	(1,327,016)	(450,781)

Other Income (Expense):
Litigation accrual	-	(200,000)	-	(200,000)
Commission	-	(37,500)	-	(37,500)
Interest expense	-	(21,000)	-	(21,000)
Total other income (expense)	-	(258,500)	-	(258,500)

Loss before income tax	-	(482,846)	-	(709,281)

Provision for income tax	-	(800)	(800)	(1,600)

Net Loss	$(91,929)	$(483,646)	$(1,327,816)	$(710,881)

Basic and diluted net loss per share:	$(0.01)	$(0.10)	$(0.13)	$(0.19)

Basic and diluted weighted average
shares outstanding	11,946,232	4,655,174	10,110,007	3,768,773

Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:20 reverse stock split for all shareholders on March 07, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months period ended
	July 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,327,816)	$(710,881)
Adjustments to reconcile net loss to net cash used in operations:
Issuance of shares for consulting services	902,350	246,750
Issuance of stock for commission	-	37,500
Beneficial conversion feature of preferred stock	-	21,000
Impairment of investment	175,750	-
Issuance of stock for software development	84,000	-
Depreciation	2,191	-
Increase in current assets, advances	-	(6,500)
Increase in accounts payable & accrued expenses	37,838	163,150

Net cash used in operating activities	(125,687)	(248,981)

INVESTING ACTIVITIES
Acquisition of equipment	-	(667)

FINANCING ACTIVITIES
Capital contribution	-	113,457
Payment of notes to related parties	-	6,250
Proceeds from issuance of preferred stock	-	110,000
Proceeds from issuance of common stock and exercise of warrants	-	17,917
Proceeds from stock subscriptions	114,100	-
Net cash provided by financing activities	114,100	247,624

Net decrease in cash and cash equivalents	(11,587)	(2,024)
Cash and cash equivalents, beginning balance	11,587	10,550
Cash and cash equivalents, ending balance	$(0)	$8,526

Interest Paid during the year	$-	$-

Taxes Paid during the year	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2004 AND 2003

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited consolidated financial statements for the year ended October 31, 2003 were filed on February 13, 2004 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-months and nine months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended October 31, 2004.

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

Impairment of long-lived assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations.  Accordingly, based on these evaluations, management adjusted the carrying value of investments to zero at July 31, 2004 (note 7).

Note 2 – Principles of consolidation

The accompanying consolidated financial statements include the accounts of Epic Financial Corporation and its 100% wholly owned subsidiary, Saddleback Investment Services, Inc. dba American National Mortgage (SIS).  All significant inter-company accounts and transactions have been eliminated in consolidation.  The acquisition of SIS by the Company on March 31, 2003, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of SIS control the majority of the outstanding shares of common stock of the Company immediately following the acquisition. The Company has adopted October 31 fiscal year end of the accounting acquirer.  The historical results for the three-month and nine months period ended July 31, 2004 and 2003 include SIS and the Company (from the date of acquisition).

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2004 AND 2003

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

During the nine month period ended July 31, 2004, the Company issued 4,135,000 shares of common stock for consulting fees of $902,350, which included 200,000 common shares, valued at $0.77 per shares, issued to a related party. The Company issued 350,000 common shares to a non related entity for software development and research, valued at $84,000.

On August 23, 2004, the Company issued 1,500,000 restricted common shares valued at the fair market value of $162,000 in exchange of acquiring certain assets of an entity One4Luck, Inc. (Note 7).

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2004 AND 2003

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

At July 31, 2004, the Company has subscription receivable of $46,158 for issuance of shares and exercise of warrants from related parties.

Preferred stock

During the nine month period ended July 31, 2004, 125,000 Series B Convertible Preferred Shares were converted into 571,400 common shares of the Company valued at $62,500.

As of July 31, 2004, the Company had issued and outstanding, 95,000 Series B convertible Preferred Stock $0.001 par value.

The number of shares of Common Stock issuable upon conversion of each Series B convertible Preferred stock shall be determined by dividing transaction value by the conversion rate.

"Transaction Value" means $0.50.

"Conversion Price" means, as of any Conversion Date or other date of determination, the amount determined by multiplying (i) the Market Price of the Company's Common Stock by (ii) the Conversion Percentage in effect as of such date, subject to adjustment as provided herein. Conversion Percentage for the Series B convertible Preferred Stock shall be one hundred percent (100%). The Company has recorded $0 for beneficial conversion feature as interest expense in the accompanying consolidated financial statements.

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

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2004 AND 2003

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

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2004 AND 2003

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

Note 5 – Basic and diluted net loss per share

Basic and diluted net loss per share for the three-month and nine month period ended July 31, 2004 and 2003 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding.  Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the nine months period ended July 31, 2004 and 2003.  The Company paid $0 for interest during the nine months period ended July 31, 2004 and 2003.

The statements of cash flows do not include following non-cash activities;

Issuance of 433,000 common shares having an aggregate value of $175,750 for investment in Seven Angels Ventures, LLC.

Issuance of 4,135,000 common shares for consulting fees of $902,350.

Issuance of 350,000 common shares for software development and research expense of $84,000.

Issuance of 571,400 common shares as a result of conversion of 125,000 Series B convertible preferred shares.

Issuance of 8,000,000 common shares to Aurora Two, Ltd. in a private placement, however, the transaction was rescinded and the common shares were canceled as of July 31, 2004.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2004 AND 2003

Note 7 – Investments and Acquisitions

Pursuant to a Purchase Agreement dated July 23, 2004 (the “Agreement”), the Company, on August 2, 2004, closed a transaction whereby it acquired certain assets of One4Luck, Inc. in exchange for 1,500,000 restricted common shares of the Company and signed a one-year promissory note in the principal amount of $120,000 bearing interest at six percent (note 10).

On November 3, 2003, the Company entered into a private placement agreement with Aurora Two, Ltd. whereby Aurora agreed to acquire 8,000,000 common shares of the Company for a total consideration of $1,982,400.  The agreement has since been rescinded since Aurora was unable to pay the consideration for such shares.  The Company has subsequently received the 8,000,000 common shares from Aurora and cancelled the shares as of July 31, 2004.

On October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC (“SAV”) whereby the Company was permitted to acquire up to a 10% interest in SAV.  The agreement provided that the Company could acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis.  The Company and SAV have exchanged 433,000 shares, with the Company’s common stock issued to SAV having an aggregate value of $175,750 as of July 31, 2004.  The Company has valued this investment to be zero at July 31, 2004.

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

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED JULY 31, 2004 AND 2003

Note 8 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of July 31, 2004, the Company has accumulated deficit of $2,923,725 including a net loss of $1,327,816 for the nine months period ended July 31, 2004.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Note 10 – Subsequent events

On August 2, 2004, the Company completed its acquisition of certain assets of One4Luck, Inc. (OLI), a Nevada corporation, valued at $282,000.  The Assets acquired from OLI constituted substantially all of the assets of OLI and its business operations. In exchange for the assets acquired, the Company issued 1,500,000 restricted common shares valued at the fair market value of the shares at 10.8 cents per share for a total value of $162,000, and signed a one-year promissory note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  The Company issued the 1,500,000 restricted common shares on August 23, 2004.

Subsequent to the execution of the Purchase Agreement, but prior to the Closing, on July 26, 2004, the sole member of the Board of Directors of the Company elected Rodney R. Ray, President of OLI, to the Board of Directors.  At that time, former sole director resigned as Director, President, Acting Chief Financial Officer and Acting Secretary of the Company and Mr. Ray was elected President, Acting Financial Officer and Acting Secretary of the Company.

On September 8, 2004, the Company entered into an Amended and Restated Employment Agreement with Rodney R. Ray, President and CEO of the Company and President of OLI, the wholly owned subsidiary of the Company.  Pursuant to such agreement, the Company agreed to pay Mr. Ray a salary of $120,000 per annum for a period of three year, and has completed the issuance of 2,000,000 shares of its common stock to Mr. Ray.  In addition, on the same date, also pursuant to such agreement, the Company granted to Mr. Ray an aggregate of 2,000,000 options to purchase the Company’s common stock at the following prices:  500,000 at $0.25 per share, 1,000,000 at $0.50 per share and 500,000 at $1.00 per share.  The options vest one (1) year following their grant and expire three (3) years following their grant.

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

Subsequent to the period covered by this Quarterly Report, on August 2, 2004, we closed a transaction whereby we acquired the assets of One4Luck, Inc., a Nevada corporation (“One4Luck”).  One4Luck is engaged in the businees of developing and marketing educational tools for individuals consumers.  Its first produce is devoted to assisting consumers in acquiring skills to engage in on-line securities trading. Prior to the closing of the transaction, Rodney R. Ray, President of One4Luck, was elected to the Board of Directors.  At that same time, on July 26, 2004, William R. Parker resigned as a director, President, Acting Secretary and Acting Chief Financial Officer of the Company and Mr. Ray was elected to fill each of those positions.  Mr. Parker continues to serve as President of our wholly-owned subsidiary, Saddleback Investment Services, Inc.  For more information concerning the transaction involving the acquisition of One4Luck, reference is made to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2004.

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

Operations for the Three Months ended July 31, 2004, as compared to the Three Months ended July 31, 2003.

During the three months ended July 31, 2004, we had no net revenue. This represents a decrease of $31,272, or 100%, in net revenue from the comparable three-month period ended July 31, 2003, when we reported net revenue of $31,272.  This increase is attributable to cessation mortgage operations of our subsidiary.

Expenses

Operating expenses for the three months ended July 31, 2004, were $91,929. This represents a decrease of $164,382, or 64%, in total expenses from the comparable three-month period ended July 31, 2003, when we reported total expenses of $255,618.   Much of the decrease in expenses can be attributed to a reduction in general and administrative expenses, in particular a reduction in expenses relating to stock issued under the Company’s Registration Statement on Form S-8 pursuant to consulting agreements with  unrelated third parties during the most recent three month period.

Net Profit (Loss)

During the three months ended July 31, 2004, our loss was $91,929 or ($0.01) per share, as compared to our loss during the three months ended July 31, 2003 of $483,646 or ($0.10) per share.

Operations for the Nine Months ended July 31, 2004, as compared to the Nine Months ended July 31. 2003.

During the nine months ended July 31, 2004, we had net revenue of $239,975. This represents a increase of $181,222, or 308%, in net revenue from the comparable nine-month period ended July 31, 2003, when we reported net revenue of $58,753.  This increase is attributable to the mortgage operations of our subsidiary.

Expenses

Operating expenses for the nine months ended July 31, 2004, were $1,566,991. This represents an increase of $1,057,457, or 207%, in total expenses from the comparable nine-month period ended July 31, 2003, when we reported total expenses of $509,534.   Much of the increase in expenses can be attributed to the fact that the Company is no longer a development stage company, to general and administrative expenses, and to those expenses normally incurred by public companies, i.e., legal, accounting, fees to consultants, etc.  In addition, the carrying value of the Company’s investment in Seven Angels Ventures, LLC, was reflected at $0, a write-off of its entire investment of  $175,000.  Historical results from 2003 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc. for that portion of the period prior to April 1, 2003.

Net Profit (Loss)

During the nine months ended July 31, 2004, our loss was $1,327,816 or ($0.13) per share, as compared to our loss during the nine months ended July 31, 2003 of $710,881 or ($0.19) per share. Historical results from 2003 are reflective of the non-public status of the entity formerly known as Saddleback Investment Services, Inc. for that portion of the period prior to April 1, 2003.

Liquidity and Capital Resources

In the nine-month period ended July 31, 2004, net cash of $125,687 was used by operating activities as compared to the six months ended April 30, 2003, when operating activities used $248,981.  During both the nine-month period ended July 31, 2004 and the nine months ended July 31, 2003, no net cash was used in investing activities.  Net cash of $114,100 was provided by financing activities during the nine-month period ended July 31, 2004.  This compared to $247,624 net cash provided by financing activities during the same period ended July 31, 2003.  The cash provided by financing during the period ended July 31, 2004 came from the proceeds of stock subscriptions.

As of the quarter ended July 31, 2004, we had no current cash available.  Our management believes that this is not sufficient to meet our needs for the remainder of our 2004 fiscal year.  Since our inception on, the Company has incurred an accumulated deficit of $2,923,725, including net loss of $91,929 during the three-month period ended July 31, 2004.  The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.

As a result of these factors, the Company’s independent auditors issued their audit report for the fiscal year ended October 31, 2003, with a “going concern” opinion:  “This raises substantial doubt about its ability to continue as a going concern.”  None of the factors addressed by the Company’s independent auditors has been mitigated during the three-month period ended July 31, 2004, and the “going concern” issues remain.   We intend for the Company to seek private equity and/or debt capital to expand our operations, particularly the operations of our newly-acquired business, One4Luck, Inc., and to seek acquisitions of other entities capable of providing the Company with consistent profitable operations.  There can be no assurances that any such capital or acquisitions will be available on terms acceptable to us, or at all.

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

Item 2.

Changes in Securities.

No sales of unregistered securities were made by the Company during the period ended July 31, 2004.

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

Default Upon Senior Securities

None

Item 4.

Submission of Matter to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:  (those marked with “*” are filed herewith)

Exhibit

Number

Description

10.2

Purchase Agreement by and between Epic Financial Corporation and One4Luck, Inc. dated July 23, 2004, which was filed with the Securities and Exchange Commission on August 17, 2004 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is hereby incorporated by this reference.

31.1*

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rodney R. Ray, as Chief Executive Officer.

31.2*

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rodney R. Ray, as Acting Chief Financial Officer.

32.1*

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of C2002 of Rodney R. Ray, as Chief Executive Officer.

32.2*

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Rodney R. Ray, as Acting Chief Financial Officer.

99.19

Amended and Restated Employment Agreement dated September 8, 2004 by and between Epic Financial Corporation and Rodney R. Ray, which was filed with the Securities and Exchange Commission on September 10, 2004 as Exhibit 99.19 to the Company’s Current Report on Form 8-K, is hereby incorporated by this reference.

(b)

Reports on Form 8-K.

1.

On June 15, 2003, the Company filed a Current Report on Form 8-K/A which amended the Current Report on Form 8-K dated March 31, 2003.  The amending Current Report disclosed changes in the independent auditors of Saddleback Investment Services, Inc., that occurred prior to the transaction in which the Company acquired Saddleback Investment Services, Inc., but which are deemed relevant due to the treatment of Saddleback Investment Services, Inc. being the “accounting acquiror” in that transaction.  The most recent Current Report also restated certain aspects of the financial statements Saddleback Investment Services, Inc. (and, thus, for the Company) for the fiscal year ended October 31, 2001

2.

On August 17, 2004, the Company filed a Current Report on Form 8-K disclosing (a) the closing of the transaction whereby the Company acquired certain of the assets of One4Luck, Inc., (b) the resignation of William R. Parker as an officer and director of the Company and (c) the election of Rodney R. Ray as a director, President, Secretary and Acting Chief Financial Officer.

3.

On Septmeber 10, 2004, the Company filed a Current Report on Form disclosing (a) the issuance to Rodney R. Ray of certain unregistered securities pursuant to the terms of an Amended and Restated Employment Agreement dated September 8, 2004 by and between the Company and Rodney R. Ray and (b) the election of Gary P. Garabedian as a director of the Company on September 7, 2004.

______

#  This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section nor shall it be deemed to be incorporated by reference to any fililng under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

EPIC FINANCIAL CORPORATION

By:

/s/ Rodney R. Ray

Rodney R. Parker

President and Chief Executive Officer

In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

September 20, 2004

/s/ Rodney R. Ray

            Rodney R. Ray

            Director, President, Secretary, Acting

            Chief Financial Officer and Acting

            Principal Accounting Officer

            and Chief Executive Officer

Date:   September 20, 2004

/s/ Gary P. Garabedian

Gary P. Garabedian

Director