Form 10KSB
period 2004-10-31
EPIC FINANCIAL CORP
filed 2005-03-16
CIK 1144892

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended October 31, 2004

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period from_________to __________

Commission File Number 0-33417

EPIC FINANCIAL CORPORATION

(Exact Name of Registrant as

Specified in its Charter)

Nevada

      88-0451534

     (State or other jurisdiction of

(I.R.S. employer

      incorporation or organization)

identification number)

7545 N. Del Mar Avenue, Suite 102, Fresno, CA 93711

(Address of principal executive offices)       (Zip code)

Issuer's Telephone Number: (559) 435-2767

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class

Name of each exchange on which registered

                    N/A

    N/A

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X          No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ X ]

The issuer's revenues for its most recent fiscal year: $241,426.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 11, 2005:  Common stock, $0.001 par value:  $344,836.

The number of shares of the registrant's common stock outstanding as of March 11, 2005:  19,474,722

Documents incorporated by reference:  Not Applicable

          Transitional Small Business Disclosure Format:  Yes  _____    No       X__

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

o

our anticipated business strategy;

o

the market opportunity for our services, including anticipated growth of our industry and expected demand for our services;

o

our plans for hiring additional personnel;

o

our estimates regarding our future capital requirements and needs for additional financing; and

o

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

o

changes in general economic and business conditions;

o

changes in current pricing levels;

o

reductions in sales to any of our significant customers or in customer capacity generally;

o

our ability to hire and retain qualified personnel;

o

changes in our sales mix to lower margin financial products;

o

increased competition; and

o

our ability to keep up with technological change and changes in customer demands.

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

Pursuant to a Purchase Agreement date July 23, 2004, (the "Purchase Agreement"), the Company, on August 2, 2004, closed a transaction , whereby it acquired certain assets of One4Luck, Inc., a Nevada corporation ("One4Luck").  In exchange for the assets of One4Luck, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to One4Luck and delivered to One4Luck, our one-year note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  .   For further information concerning the acquisition of One4Luck by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 17, 2004.

On July 26, 2004, Subsequent to the execution of the Purchase Agreement, but prior to the closing of the transaction, William R. Parker, the sole member of the Board of Directors of the Company elected Rodney R. Ray to the Board of Directors.  At that time, Mr. Parker resigned as a director, President, Acting Chief Financial Officer and Acting Secretary of the Company and Mr. Ray was electing to the same officer positions.  At that time, Mr. Ray was serving as President of One4Luck and was its principal shareholder.

In the months following the acquisition of the assets of One4Luck, the Company has integrated the assets of One4Luck, primarily its business plan and certain copyrighted properties, into the Company in order to recommence operations of the One4Luck business model, which is described below.  At the same time, the Company is pursuing the possible acquisition of other business entities engaged in operations similar to or compatible with the business of the One4Luck business model.

 Description of Business Model of One4Luck

General

One4Luck is in the business of developing and marketing educational tools for individual consumers.  Its first product will be devoted to assisting consumers in acquiring skills to engage in on-line securities trading.

One4Luck intends to market its products through "infomercials" - one-half hour paid commercials on television stations.  Viewers of the commercials are encouraged to subscribe, via a toll-free telephone number, to the "Teach Me to Trade" Online Investing System, a copyrighted package of print and CD Rom-based educational tools.  The educational package assists the purchaser in learning how to pick stocks, how and when to place buy and sell orders and to manage their securities portfolios via the Internet using on-line brokers.  One4Luck is not a brokerage firm, but it allows its customers to educate themselves about the stock market, how to understand stock analyses and how to take advantage of licensed on-line brokerage houses to complete their acquisition and disposition of securities.

One4Luck began to offer its products and services in late 1999 and had some success in its marketing efforts at that time; however, the general downturn of the stock markets at that time and for succeeding months inhibited its expansion plans.  The general revival of the stock market over the past months, together with the growing interest of consumers in investment strategies, have renewed interest in the products and services offered by One4Luck.  Recent test-marketing of its products and services has determined appropriate geographic markets in which to pursue the promotion of its products and services.

One4Luck owns a number of copyrights, trademarks and service marks covering its currently offered products and services.  At this time, One4Luck is unaware of any present or intended infringements on those rights and marks.  It will, of course, aggressively defends it intellectual property rights in the event of any such infringements.

Competition

              The "self-help" educational sector is a broad and highly competitive market.  It ranges from educational training in securities trading, real estate investment, small business opportunities and many other topics.  The sector includes live seminars conducted by nationally-recognized motivational speakers, publication programs and Web-based educational tools.  Some of the competitors in this sector also utilize television "infomercials" to market their products and services.  Compared to its competition, One4Luck is a relative new participant in this industry, while many of them are long established marketers of seminar-based instructional courses.  Most of One4Luck's potential competitors are well known to the public and create substantial revenue streams.  The Company believes that with proper capital support One4Luck can take advantage of its emphasis on the Internet for both the learning experience and the practical usage of its on-line investing strategies.

During the fiscal year ended October 31, 2004, the Company temporarily suspended the operations of its subsidiary Saddleback Investment Services, Inc., which had been doing business as American National Mortgage.  The Company is seeking a purchaser of the subsidiary with its mortgage lending licenses.  However, it may reactivate the operations if it is deemed to be in the best interests of the Company to do so.

Government Regulation

The Company believes that there are no current regulations, state or federal, which would materially and adversely affect the Company's operations, nor are any expected. In the future, governmental regulations may develop, having an adverse effect on the Company's operations.

Employees

As of October 31, 2004, the Company had one employee, the President and CEO of the Company.  None of its employees is represented by a labor union.  The Company does not have any employees, other than that referenced above, of its wholly-owned subsidiary, One4Luck, Inc.  The Company's inactive subsidiary, Saddleback, does not have any employees at this time.

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

Going Concern Opinion

The Company's financial statements for the years ended October 31, 2003 and October 31, 2004 both contain an emphasis paragraph regarding "going concern" from the Company's independent accountants. The Company's independent accountants note that the Company's, recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns, management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives include marketing plans for the growth of our mortgage lending operations. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

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

o

problems assimilating the purchased operations, technologies or products;

o

unanticipated costs associated with the acquisition;

o

diversion of management's attention from our core business;

o

adverse effects on existing business relationships with suppliers and customers;

o

risks associated with entering markets in which we have no or limited prior experience; and

o

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

Downturn in Securities Market

The most significant risk factor that is specific to the "Teach Me to Trade" Online Investing System, which is the initial product rollout for the Company, is a downturn in the securities market.  The Company's product is dependent upon a growing securities market that will cause the public to acquire the Company's product in order to capitalize on such growth.

Item 2.  Description of Property

The Company currently occupies 2080 square feet of leased office space in Fresno, California.  The lease for the premises was initiated on January 1, 2005 and continues until June 30, 2006.  We pay a monthly rent of $1,450.00 through June 30, 2005 and $1,750.00 through the remainder of the term of the lease.  The Company expects that it the current leased premises will be satisfactory until the future growth of its business operations necessitates an increase in office space.  There is an ample supply of office space in the Fresno area and the Registrant does not anticipate any problem in securing additional space if, and when, necessary.

Item 3.  Legal Proceedings.

We were not subject in the year ended October 31, 2004, nor are we currently subject, to any legal proceedings.  However, on March 1, 2001, our wholly-owned subsidiary, Saddleback, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation.  The plaintiffs and cross-defendants sought money damages from on a variety of causes of action.  As of mid-April of 2003, after the conclusion of the trial, plaintiffs were awarded a judgment against Saddleback in the amount of approximately $487,435.  As of the date of this Annual Report, other parties involved in the litigation are appealing certain other aspects of the case.  As such, no settlement discussions or collection attempts are currently being conducted.

Item 4.  Submission of Matters to a Vote of Security Holder.

No matters were submitted during the fourth quarter of the Company's fiscal year ended October 31, 2004.

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

The following table sets forth the range of high and low closing bid prices per share of the Common Stock as reported by the National Association of Securities Dealers, Inc., composite feed or other qualified inter-dealer quotation medium, as compiled by Pink Sheets LLC for the periods indicated.

	Bid (1)
	High	Low
Year ended October 31, 2004:
First Quarter	$0.85	$0.06
Second Quarter	0.29	0.09
Third Quarter	0.24	0.04
Fourth Quarter	0.08	0.01

(1)

The Company is unaware of the factors which resulted in the significant fluctuations in the bid prices per share during the periods being presented, although it is aware that there is a thin market for the Common Stock, that there are frequently few shares being traded and that any sales significantly impact the market.

On March 11, 2005, the Closing bid and ask price of the Common Stock of the Company were $0.017 and $0.02 per share, respectively.  The foregoing prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  On February 12, 2004, there were approximately 15 broker-dealers publishing quotes for the Common Stock of the Company.

Holders.  As of March 11, 2005, there were 19,474,722 shares of Common Stock issued and outstanding, which were held by approximately 65 holders of record.  As of March 11, 2005, there were 1,000,000 shares of Series A Convertible Preferred Stock outstanding, which were held of record by our subsidiary, Saddleback, and classified as treasury stock, and 95,000 shares of Series B Convertible Preferred Stock outstanding, which were held by 3 holders of record. At March 11, 2005, there were also 1,505,600  shares of Series C Convertible Preferred Stock outstanding, which were held by 6 holders of record.  No shares of any other series of Preferred Stock were outstanding as of March 11, 2005.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	2,000,000	$0.5625	3,977,105
Total	2,000,000	$0.5625	3,977,105

Recent Sales of Unregistered Securities.

During the fourth quarter of our fiscal year ended October 31, 2004, an aggregate of  3,500,000 shares of our common stock were sold in transactions that were exempt from registration.  On August 23, 2004, 1,500,000 shares of restricted common stock were issued pursuant to the Purchase Agreement dated July 23, 2004 in connection with the acquisition of the assets of One4Luck, Inc. by the Company. Rodney R. Ray, our President and Acting Chief Financial Officer, was among the shareholders of One4Luck, Inc. who received our stock as a result of this transaction, receiving 592,900 shares of our common stock.  Further information concerning this transaction is contained in our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 17, 2004.

The other sale of unregistered common stock was the issuance of 2,000,000 shares of common stock to Rodney R. Ray, our President and Acting Chief Financial Officer, on September 9, 2004, pursuant to an Amended and Restated Employment Agreement dated September 8, 2004.  Further information concerning this transaction is contained in our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on September 10, 2004.

Between December 9, 2004 and February 3, 2005, an aggregate of 1,505,560 shares of our Series C Convertible Preferred Stock was sold to 6 purchasers in transactions exempt from registration.

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

Pursuant to a Purchase Agreement date July 23, 2004, (the "Purchase Agreement"), the Company, on August 2, 2004, closed a transaction , whereby it acquired certain assets of One4Luck, Inc., a Nevada corporation ("One4Luck").  In exchange for the assets of One4Luck, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to One4Luck and delivered to One4Luck, our one-year note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  .   For further information concerning the acquisition of One4Luck by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 17, 2004.

On July 26, 2004, Subsequent to the execution of the Purchase Agreement, but prior to the closing of the transaction, William R. Parker, the sole member of the Board of Directors of the Company elected Rodney R. Ray to the Board of Directors.  At that time, Mr. Parker resigned as a director, President, Acting Chief Financial Officer and Acting Secretary of the Company and Mr. Ray was electing to the same officer positions.  At that time, Mr. Ray was serving as President of One4Luck and was its principal shareholder.

One4Luck is in the business of developing and marketing educational tools for individual consumers.  Its first product will be devoted to assisting consumers in acquiring skills to engage in on-line securities trading.

One4Luck intends to market its products through "infomercials" - one-half hour paid commercials on television stations.  Viewers of the commercials are encouraged to subscribe, via a toll-free telephone number, to the "Teach Me to Trade" Online Investing System, a copyrighted package of print and CD Rom-based educational tools.  The educational package assists the purchaser in learning how to pick stocks, how and when to place buy and sell orders and to manage their securities portfolios via the Internet using on-line brokers.  One4Luck is not a brokerage firm, but it allows its customers to educate themselves about the stock market, how to understand stock analyses and how to take advantage of licensed on-line brokerage houses to complete their acquisition and disposition of securities.

One4Luck began to offer its products and services in late 1999 and had some success in its marketing efforts at that time; however, the general downturn of the stock markets at that time and for succeeding months inhibited its expansion plans.  The general revival of the stock market over the past months, together with the growing interest of consumers in investment strategies, have renewed interest in the products and services offered by One4Luck.  Recent test-marketing of its products and services has determined appropriate geographic markets in which to pursue the promotion of its products and services.

During the fiscal year ended October 31, 2004, the Company temporarily suspended the operations of its subsidiary Saddleback Investment Services, Inc., which had been doing business as American National Mortgage.  The Company is seeking a purchaser of the subsidiary with its mortgage lending licenses.  However, it may reactivate the operations if it is deemed to be in the best interests of the Company to do so.

Results of Operations

Operations for the Year ended October 31, 2004, as compared to the Year ended October 31, 2003.

Revenues

Revenues increased by $110,367, or 84%, to $241,426 for the year ended October 31, 2004, compared to $131,059 for the year ended October 31, 2003, because the Company was reactivating its mortgage lending business during the earlier portion of the latest fiscal year.

Expenses

Total operating expenses for the year ended October 31, 2004, were $2,182,123.  This represents an increase of $1,121,613, or 106%, in operating expenses from the comparable year ended October 31, 2003, when we reported operating expenses of $1,060,510.  The primary component of this year's operating expenses was the $1,039,543 attributable to stock and warrants issued to consultants.   Additionally, an aggregate of $460,750 in impairment of assets and investments were incurred during the 2004 fiscal year.  A total of $124,000 in compensation (cash and stock) was paid to the Company's President and CEO in the 2004 fiscal years. No other salaries were paid to or accrued for management in the either of the fiscal years.  Our expenses increased as our mortgage lending operations became more active, but the primary increase was seen in legal, accounting and other professional fees and consulting fees, all of which are expenses normally incurred by public companies, and the previously discussed impairment of assets.

Net Profit (Loss)

During the year ended October 31, 2004, our loss was $1,942,297 or ($0.17) per share, as compared to our loss during the previous year of $1,439,338 or ($0.23) per share.

Liquidity and Capital Resources

In the year ended October 31, 2004, net cash of $175,137 was used by operating activities, as compared to the prior year, when operating activities used $224,892.  During the year ended October 31, 2004, financing activities provided net cash of $163,551, as compared to $229,567 provided in the prior year.  No net cash was used in investing activities in the year ended October 31, 2004, as compared to net cash of $3,639  used by investing activities during the prior year.

As of the end of our fiscal year on October 31, 2004, we had $-0- of current cash available.  Our management believes that this is not sufficient to meet our needs for our 2005 fiscal year.  Since our inception on, the Company has incurred an accumulated deficit of $3,538,206.  The Company requires immediate proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.  Our management has proceeded to raise additional capital in the months following the close of the 2004 fiscal year and has secured investments in the Company of $376,400 from October 31, 2004 to date.  However, additional capital raising efforts will be required.

As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended October 31, 2004, with a "going concern" opinion.  None of the factors addressed by the Company's independent auditors have been mitigated and the "going concern" issues remain.   We intend for the Company to seek private equity and/or debt capital to provide operating capital for our mortgage operations by Saddleback.  There can be no assurances that any such capital will be available on terms acceptable to us, or at all.  However, management believes that the focus of our business on the financial services sector will enable us to acquire existing businesses in that sector and to utilize these acquisitions in an effort to raise the capital necessary to resolve these "going concern" issues.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006.  The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES."  EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

Item 7.  Financial Statements.

Index to Financial Statement.

EPIC FINANCIAL CORPORATION

CONTENTS

Page

Report of Independent Public Accountants

F-1

Balance Sheet

F-2

Statements of Operations

F-3

Statements of Cash Flow

F-4

Statement of Shareholders' Equity

F-5

Notes to Financial Statements

F-6 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

EPIC Financial Corporation

We have audited the accompanying consolidated balance sheet of EPIC Financial Corporation as of October 31, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended October 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EPIC Financial Corporation as of October 31, 2004, and the consolidated results of their operations and cash flows for the years ended October 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended October 31, 2004, the Company incurred net losses of $1,942,297.  In addition, the Company's  had negative cash flow in operating activities amounting $175,137 in the year ended October 31, 2004, and the Company's accumulated deficit was $3,538,206 as of October 31, 2004. In addition, the Board of directors approved a resolution on August 27, 2004, to temporarily cease its operation of loan brokerage service effective August 31, 2004. These factors, among others, as discussed in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California

March 4, 2005

F1

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2004

ASSETS

Deposits	$500

Total assets	$500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$104,720
Litigation accrual	487,435
Note Payable	120,000
Loan payable, unsecured	19,500
Loan payable to officer	29,951

Total current liabilities	761,606

Stockholders' deficit:
Preferred stock - Unclassified, $0.001 par value, 3,700,000
shares authorized, none issued	-
Series A convertible Preferred Stock $0.001 par value per share,
1,000,000 shares authorized, 1,000,000 issued	500,000
Series B convertible Preferred Stock $0.001 par value per share,
300,000 shares authorized, 120,000 issued & outstanding	60,000
Common stock, $0.001 par value, 20,000,000 shares authorized
11,946,232 issued and outstanding	17,969
Additional paid-in capital	2,699,131
Treasury stock, 1,000,000 Series A Preferred stock	(500,000)
Accumulated deficit	(3,538,206)

Total stockholders' deficit	(761,106)

Total liabilities and stockholders' deficit	$500

The accompanying notes are an integral part of these consolidated financial statements.

F2

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

	2004	2003

Net revenue	$241,426	$131,059

Operating expenses:
General and administrative	1,719,009	1,059,235
Depreciation	2,364	1,275
Impairment of investments	175,750	-
Impairment of assets acquired	201,000
Impairment of intangible asset	84,000	-
	2,182,123	1,060,510

Loss from operations	(1,940,697)	(929,451)

Other Income (Expense):
Litigation accrual	-	(487,287)

Loss before income taxes	(1,940,697)	(1,416,738)

Provision for income tax	(1,600)	(1,600)

Net Loss	(1,942,297)	(1,418,338)

Preferred dividend	-	(21,000)

Net loss applicable to common shareholders	$(1,942,297)	$(1,439,338)

Basic & diluted loss per share for dividends for preferred stock	0.00	(0.00)

Basic and diluted net loss per share:	$(0.17)	$(0.23)

Basic and diluted weighted average
shares outstanding	11,421,074	6,185,924

Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:20 reverse stock split for all shareholders on March 07, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

F3

EPIC Financial Corporation
Consolidated Statement of Shareholders' Equity (Deficit)

							Additional				Total
	Preferred Stock "A"		Preferred Stock "B"		Common		Paid In	Subscriptions	Treasury	Accum.	Shareholders
Description	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Deficit	Equity

Balance - November 1, 2002	1,000,000	$900,000	-	-	10,000	$10,000	$ 99,179	-	-	$ (76,763)	$ 932,416

Recapitalization on reverse acquisition		(400,000)			3,281,832	(6,708)	(99,179)		(500,000)	(79,808)	(1,085,695)

Balance after recapitalization	1,000,000	500,000	-	-	3,291,832	3,292	-	-	(500,000)	(156,571)	(153,279)

Issuance of preferred stock for cash	-	-	220,000	110,000	-	-	-	-	-	-	110,000
Issuance of shares for services	-	-	-	-	1,912,500	1,912	623,195	-	-	-	625,107
Issuance of warrants for services	-	-	-	-	-	-	217,625	-	-	-	217,625
Common stock subscriptions receivable	-	-	-	-	-	-		(160,258)	-	-	(160,258)
Exercise of warrants	-	-	-	-	1,052,500	1,053	272,072	-	-	-	273,125
Sale of shares	-	-	-	-	200,000	200	19,800	-	-	-	20,000
Issuance of preferred shares due to conversion feature	-	-	-	-	-	-	21,000	-	-	-	21,000
Net Loss	-	-	-	-	-	-	-	-	-	(1,439,338)	(1,439,338)
Balance - October 31, 2003	1,000,000	500,000	220,000	110,000	6,456,832	6,457	1,153,692	(160,258)	(500,000)	(1,595,909)	(486,018)

Issuance of shares for services	-	-	-	-	6,657,895	6,658	1,015,624	-	-	-	1,022,282
Conversion of preferred shares	-	-	(100,000)	(50,000)	571,400	571	49,429	-	-	-	-
Cash received for subscription receivable								114,100			114,100
Subscriptions receivable applied to payables	-	-	-	-	-	-	-	46,158	-	-	46,158
Issuance of shares for acquisitions, intangible asset & investment	-	-	-	-	2,283,000	2,283	338,467	-	-	-	340,750
Issuance of shares to officers for compensation	-	-	-	-	2,000,000	2,000	118,000	-	-	-	120,000
Issuance of warrants for services	-	-	-	-	-	-	23,919	-	-	-	23,919
Net loss	-	-	-	-	-	-	-	-	-	(1,942,297)	(1,942,297)
Balance - October 31, 2004	1,000,000	$500,000	120,000	$60,000	17,969,127	$17,969	$2,699,131	$ -	$(500,000)	$(3,538,206)	$ (761,106)

The accompanying notes are an integral part of these consolidated financial statements.

F4

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,942,297)	$(1,439,338)
Adjustments to reconcile net loss to net cash used in operations:
Issuance of shares for consulting services	1,022,282	842,732
issuance of shares as compensation to officer	120,000	-
Issuance of shares and warrants	23,919
Beneficial conversion feature of preferred stock	-	21,000
Impairment of investments	175,750	-
Impairment of assets acquired	201,000
Impairment of intangible asset	84,000
Depreciation	2,364	1,275
Increase in current assets, advances	-	(6,500)
Increase in accounts payable & accrued expenses	137,845	355,939

Net cash used in operating activities	(175,137)	(224,892)

INVESTING ACTIVITIES
Acquisition of equipment	-	(3,639)

FINANCING ACTIVITIES
Proceeds from related parties	29,951	6,250
Proceeds from loans	19,500	-
Proceeds from issuance of preferred stock	-	110,000
Proceeds from issuance of common stock and exercise of warrants	-	113,317
Proceeds from stock subscriptions	114,100	-
Net cash provided by financing activities	163,551	229,567

Net increase in cash and cash equivalents	(11,586)	1,036
Cash and cash equivalents, beginning balance	11,586	10,550
Cash and cash equivalents, ending balance	$-	$11,586

Interest paid during the year	$-	$-

Taxes paid during the year	$-	$-

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

Pursuant to a Purchase Agreement dated July 23, 2004, EPIC closed a transaction on August 2, 2004, whereby the Company acquired certain assets of One4Luck, Inc., a Nevada corporation for a consideration valued at $201,000.  In exchange for such consideration, the Company issued to One4Luck 1,500,000 shares of its restricted common stock, $0.001 par value per share, and delivered to One4Luck one-year promissory note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  Subsequent to the execution of the Purchase Agreement, but prior to the Closing, on July 26, 2004, Mr.  Parker, the sole member of the Board of Directors of the Company elected Rodney R. Ray to the Board of Directors.  At that time, Mr. Parker resigned as a director, President, Acting Chief Financial Officer and Acting Secretary of the Company and Mr. Ray was appointed as President, Chief Financial Officer and Secretary of EPIC.

One4Luck is in the business of developing and marketing educational tools for individual customers.  Its first product is devoted to assisting consumers in acquiring skills to engage in on-line securities trading.  One4Luck plans to market its products through "informationals" - one-half hour paid commercials on television stations.  Viewers on the commercials will be encouraged to subscribe, via a toll-free telephone number, to the "Teach Me To Trade" online investing system, a copyrighted package of print and CD Rom-based educational tools.  The educational package will assist the purchaser in learning how to pick stocks, how and when to place buy and sell orders and to manage their securities portfolios via the Internet using on-line brokers.  The assets acquired from One4Luck constituted substantially all of the assets of One4Luck and its business operations.

F6

EPIC FINANCIAL CORPORATION AND SUBSIDIARIES

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

For financial statement purposes, the purchase transaction of Saddleback in 2003 was recorded as a recapitalization of Saddleback.  The accompanying consolidated financial statements include the accounts of EPIC, its 100% wholly owned subsidiary, Saddleback and its investment in One4Luck (collectively the "Company").  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the year 2004, the Company granted a total of 2,000,000 stock options to an officer to purchase 500,000 shares at $0.25 and 1,000,000 shares at $0.50 and 500,000 shares at $1.00 per share. The options were issued in accordance with the Employment Agreement with the Company.  The options vest one (1) year from the date of grant and shall expire three (3) years following their grant. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the period ended October 31, 2004 and 2003, as follows:

                                                  Period ended October 31,

                                                    2004           2003

                                               -------------     -----------

     Net loss - as reported                     $(1,942,297)    $(1,439,338)

     Stock-Based employee compensation

       expense included in reported net

       income, net of tax                             --              --

     Total stock-based employee

       compensation expense determined

       under fair-value-based method for all

       rewards, net of tax                          (80,596)          --

                                               -------------     -----------

     Pro forma net loss                         $(2,022,893)    $(1,439,338)

                                               =============     ===========

    (Loss) per share:

     Basic, as reported                         $  (0.17)       $  (0.23)

     Diluted, as reported                       $  (0.17)       $  (0.23)

     Basic, pro forma                           $  (0.18)       $  (0.23)

     Diluted, pro forma                         $  (0.18)       $  (0.23)

F8

EPIC FINANCIAL CORPORATION AND SUBSIDIARIES

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the stock option activity:

                           Outstanding at October, 2002

                         -

                           Granted

                                     -

                           Forfeited

                         -

                           Exercised

                                     -

                           Outstanding at October 31, 2003                                           -

 Granted

                           2,000,000

                           Forfeited

                         -

                           Exercised

                                      -

                           Outstanding at October 31, 2004                                  2,000,000

Following is a summary of the status of options outstanding at October 31, 2004:

Outstanding Options_________           Exercisable Options___

  Weighted

   Average

Weighted

Weighted

Remaining

Average

 Average

Contractual

Exercise

 Exercise

Exercise Price       Number          Life

Price

Number

Price____

$ 0.25 - $ 1.00   2,000,000          4 yrs

  $  0.56

-

             $  -

For options granted during the year ended October 31, 2004, the weighted-average fair value of such options was $0.04.

Stock-based compensations recognized during the years ended October 31, 2004 and 2003 were $-0-.

The Black-Scholes option pricing model used the following assumptions:

                   2004

  Risk-free interest rate

       3.40%

  Expected life of the options

       3 years

  Expected volatility

       171%

  Expected dividend yield                                        0

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

Revenues associated with closing fees received by the Company and costs associated with obtaining mortgage loans are deferred and recognized upon sale of the related mortgage loans.  Mortgage loans held for sale are reported net of such deferred revenues and costs in the accompanying balance sheet. The Company has temporarily ceased its operation of loan brokerage service effective August 2004.

Property & equipment

Property & equipment is depreciated, using the straight-line method, over estimated useful lives of five to seven years.  Depreciation expense for the fiscal years ended October 31, 2004 and 2003 was $2,364 and $1,275 respectively.  Property and equipment consist of following at October 31, 2004:

                                        Office Equipment

$   3,639

                                        Accumulated depreciation

   (3,639)

                                                                                      $        -

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

Impairment of Long-Lived Assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations.  Accordingly, based on these evaluations, management adjusted the carrying value of investments and intangible assets to zero at October 31, 2004 (note 7).

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

F11

EPIC FINANCIAL CORPORATION AND SUBSIDIARIES

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Pronouncements:

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006.  The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 3.  GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern.  However, the Company incurred net losses of $1,942,297. In addition, the Company's had negative cash flow in operating activities amounting $175,137 in the year ended October 31, 2004, and the Company's accumulated deficit was $3,538,206 as of October 31, 2004. In addition, the Board of directors approved a resolution on August 27, 2004, to temporarily cease its operation of loan brokerage service effective August 31, 2004. The Company faces continuing significant business risks, including, but not limited to, its ability to maintain vendor relationships by making timely payments when due.

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

Common stock:

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

During the year ended October 31, 2004, the Company issued 6,657,895 shares of common stock valued at $1,022,282 for consulting, which included 200,000 common shares, valued at $154,000, issued to a related party. The Company issued 350,000 common shares to a non related entity for software development and research, valued at $84,000.

The Company also issued 2,000,000 shares of common stock valued at $120,000 to an officer of the Company as a signing bonus.

On August 23, 2004, the Company issued 1,500,000 restricted common shares valued at the fair market value of $81,000 in exchange of acquiring certain assets of an entity One4Luck, Inc. (Note 7).

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

During the year ended October 31, 2003, the Company issued 200,000 shares of common stock for cash of $20,000, issued 1,912,500 shares of common stock for consulting fees and commission of $625,107 and 1,052,500 Series A warrants for consulting fees of $217,625, which included 950,000 warrants issued to a related party for consulting fees of $214,375.  The warrants were exercisable between the share prices of $0.25 to $0.40 per share.  The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.  1,052,500 warrants were exercised during the year and the Company had no warrants were outstanding at October 31, 2003.

At October 31, 2003, the Company had a total subscription receivable of $160,258 for issuance of shares and exercise of warrants which included $137,033 of subscription receivables from related parties.

During the year ending October 31, 2004, the Company received $114,100 from the subscription receivable and applied the balance of $46,158 in exchange for the outstanding payables to the subscription holder.

F13

On March 31, 2003, the Company issued 3,000,000 shares of common stock for acquisition of Saddleback Investment Services, Inc. (Note 7).

Stock warrants:

On August 24, 2004, the Company issued 500,000 Series D Warrants to purchase common stock of the Company pursuant to a consulting services agreement.  The warrants exercise price was $0.15 and expire one (1) year from the date of issuance.  The fair value of the warrants on the grant date using Black-Scholes Model was $23,919.  The following assumptions were made in estimating fair value:

Annual rate of quarterly dividends 0.00% Discount rate - Bond Equivalent Yield 3.40% Expected life 3 years Expected volatility 171%

The Company expensed $23,919 as consulting expense in the accompanying financial statements as of October 31, 2004.

The common shares were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

Stock incentive plans:

The Company adopted a stock incentive plan named "2004 Stock Incentive Plan" in January 2004 and "2004 Supplemental Stock Incentive Plan" in august 2004.  The Company is authorized to issue 3,500,000 common shares under the 2004 Stock Incentive Plan and 6,500,000 common shares under the 2004 Supplemental Stock Incentive Plan.  As of October 31, 2004, the Company issued 2,960,000 common shares to certain consultants and business advisors, valued at $477,600 under the 2004 Stock Incentive Plan.  In addition, the Company issued 2,522,895 common shares to certain consultants and advisors, valued at $119,932 under the 2004 Supplemental Stock Incentive Plan.  The value of common shares issued under the stock incentive plans have been included in the shares issued during the year in the accompanying financial statements.

Preferred stock:

Preferred Series A:

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

Preferred Series B:

During the year ended October 31, 2004, the holders of Series B Preferred Stock converted 100,000 preferred shares into $571,400 shares of common stock valued at $50,000. As of October 31, 2004, the Company has 120,000 shares of outstanding Series B convertible Preferred Stock with $0.001 par value.

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

"Transaction Value" means $0.50.

"Conversion Price" means, as of any Conversion Date or other date of determination, the amount determined by multiplying (i) the Market Price of the Company's Common Stock by (ii) the Conversion Percentage in effect as of such date, subject to adjustment as provided herein. Conversion Percentage for the Series B convertible Preferred Stock shall be one hundred percent.  The Company has recorded $0 and $21,000 for beneficial conversion feature as preferred dividend in the accompanying consolidated financial statements as of October 31, 2004 and 2003, respectively..

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

F16

EPIC FINANCIAL CORPORATION AND SUBSIDIARIES

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the year ended October 31, 2004 and 2003 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding.  Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE  6.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the years ended October 31, 2004 and 2003.  The Company paid $0 for interest during the years ended October 31, 2004 and 2003.

The statement of cash flows does not include the following non-cash activities:

o

Acquisition of assets from One4Luck and investment in Seven Angels Ventures, LLC, by issuance of 1,933,000 shares of common stock valued at $256,750.

o

Issuance of 350,000 shares of common stock on development of software valued at $84,000.

o

Issuance of 6,695,895 shares of common stock valued at $1,022,282 for consulting.

o

Issuance of 2,000,000 shares of common stock to an officer as sign in bonus valued at $120,000.

o

Issuance of warrants for service valued at $23,919.

NOTE  7.  ACQUISITION & IMPAIRMENT OF ASSETS, INVESTMENTS & INTANGIBLE ASSETS

Impairment of assets:

Pursuant to a Purchase Agreement dated July 23, 2004, the Company closed a transaction on August 2, 2004, whereby the Company acquired assets of One4Luck, Inc., a Nevada corporation for a consideration valued at $201,000.  One4Luck is in the business of developing and marketing educational tools for individual customers.  Its first product is devoted to assisting consumers in acquiring skills to engage in on-line securities trading.  One4Luck markets its products through "informationals" - one-half hour paid commercials on television stations.  Viewers on the commercials are encouraged to subscribe, via a toll-free telephone number, to the "Teach Me To Trade" online investing system, a copyrighted package of print and CD Rom-based educational tools.  The educational package assists the purchaser in learning how to pick stocks, how and when to place buy and sell orders and to manage their securities portfolios via the Internet using on-line brokers.

In exchange for such assets, the Company issued to One4Luck 1,500,000 shares of its restricted common stock, $0.001 par value per share, valued at the fair market value of the shares at $.054 per share for a total value of $81,000 and delivered to One4Luck a one-year promissory note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  Subsequent to the execution of the Purchase Agreement, but prior to the Closing, on July 26, 2004, the sole member of the Board of Directors of the Company elected Rodney R. Ray to the Board of Directors.  At that time, former sole director resigned as a director, President, Acting Chief Financial Officer and Acting Secretary of the Company and Mr. Ray was elected as President, Chief Financial Officer and Secretary of EPIC.

F17

EPIC FINANCIAL CORPORATION AND SUBSIDIARIES

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 8, 2004, the Company entered into an Amended and Restated Employment Agreement with Mr. Ray, President and Chief Executive Officer of the Company.  Pursuant to such agreement, the Company agreed to pay Mr. Ray a salary of $120,000 per annum for a period of three years, and issued 2,000,000 shares of its common stock to Mr. Ray as compensation.  In addition, on the same date, also pursuant to such agreement, the Company granted to Mr. Ray an aggregate of 2,000,000 options to purchase the Company's common stock at the following prices: 500,000 at $0.25 per share, 1,000,000 at $0.50 per share and 500,000 at $1.00 per share.  The options vest one (1) year following their grant and expire three (3) years following their grant.

As a result of this transaction, Mr. Ray became the beneficial owner of 723,207 shares or 5.38% of the issued and outstanding common stock, the sole class of voting stock of the Company.  At the time of the acquisition, assets of One4Luck were valued at $201,000.

Management allocated the purchase price to the basis of the assets acquired based on management's appraisals at the date of acquisition.

Consideration paid

Amount

Promissory note

120,000

Common stock-100,000 shares

                 81,000

Asset acquired

          $    201,000

The Company reevaluated the assets acquired from One4Luck on October 31, 2004 and determined, based upon market value of similar assets, that the assets are impaired and has no value on October 31, 2004. The Company has recorded impairment of the assets amounting $201,000 in the year ended October 31, 2004.

Impairment of investment:

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

F18

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

On December 31, 2004, the Company evaluated its investment and goodwill on acquisition of Saddleback Investment Services, Inc according to FASB 144 and recognized an impairment loss of these intangible assets amounting $175,750.

Impairment of Software development

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

During the year ended October 31, 2004, the Company evaluated its investment in software development costs according to FASB 144 and recognized an impairment loss of $84,000.

NOTE 8.  LITIGATION

On March 1, 2001, Saddleback, the wholly-owned subsidiary of the Company, was named as a defendant in the litigation styled, The Provident Bank vs. Saddleback Investments, dba American National Mortgage Funding, a corporation; Jack D. Scott, Trustee of the JDSDC Profit Sharing Plan; Arden Realty Limited Partnership, a Maryland Limited Partnership; ORIX USA Corporation, a Delaware corporation, and Does 1 through 50, Orange County Superior Court Case No. 01CC02898 and was also a named cross-complainant in such litigation.  The plaintiffs and cross-defendants sought money damages from on a variety of causes of action. Subsequent to the year end, a proposed judgment was entered in favor of Provident and against Saddleback in the amount of $487,287 which will have interest continue to accrue at statutory rate until paid in full.  The Company has accrued $487,435 as litigation settlement in the accompanying consolidated financial statements as of October 31, 2004.

F19

EPIC FINANCIAL CORPORATION AND SUBSIDIARIES

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss.  Through October 31, 2004, the Company incurred net operating losses for tax purposes of $3,538,000, approximately.  The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

At October 31, 2004, the Company has net deferred tax assets of approximately $1,415,200 comprised primarily of its net operating loss carryforward.  Based on the Company's assessment of future realizability of deferred tax assets, a valuation allowance has been provided, as it is more likely than not that sufficient taxable income will not be generated to realize certain temporary differences.

The Company's provision for income taxes differs from the benefit that would have been recorded, assuming the income tax rate of 40%, due to the valuation allowance for net deferred tax assets.

The Company's provision of taxes consisted of the following:

                   Federal                                                  $   660,400

                   State                                                          116,600

                                                                                     777,000

                   Tax credit                                                   775,400

                                                                                 $      1,600

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                                              October 31,                 October 31,

                                                                                     2004                                2003

Tax (expense) credit at statutory rate-federal                   34%                            34%

State tax expense net of federal tax                                    6                                 6

Permanent differences                                                       1                                  1

Changes in valuation allowance                                      (41)                              (41)

Tax expense at actual rate                                                 -                                   - .

NOTE 10.  SUBSEQUENT EVENTS

Subsequent to the year-end, the Company issued 1,505,600 shares of Series C Convertible Preferred Stock and 1,505,600 shares of common stock to six investors for an aggregate purchase price of $376,400.

F20

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The following changes in Accountants for the Company were disclosed in the Company's Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on June 15, 2004.

The Registrant dismissed LGH Consulting, Inc. ("LGH") as its auditors effective June 2, 2003.  LGH served as the Registrant's independent auditors for the Registrant's fiscal years ended October 31, 2002 and 2001.  LGH's report on the Registrant's financial statements for the years ended October 31, 2002 and 2001 (the "Report") did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Registrant's fiscal years ended October 31, 2002 and 2001, and during the period from November 1, 2002 until LGH's dismissal, there were no disagreements with LGH within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosures, or auditing scope or procedures, which disagreements if not resolved to LGH's satisfaction, would have caused LGH to make reference to the subject matter of the disagreements in connection with its Report.

During the Registrant's fiscal years ended October 31, 2002 and 2001, and during the period from November 1, 2002 until LGH's dismissal, there were no "reportable events" (as such term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

The Registrant requested LGH to review the disclosure contained therein and has provided LGH the opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of LGH's views, or the respects in which LGH does not agree with the statements contained herein.  LGH reviewed the disclosure contained therein and provided to the Registrant a letter addressed to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this Current Report and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-B.  A copy of such letter is filed as an Exhibit to the relevant Current Report on Form 8-K/A.

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

The Registrant requested Becker & Company CPAs to review the disclosure contained therein and has provided Becker & Company CPAs the opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of Becker & Company CPAs' views, or the respects in which Becker & Company CPAs does not agree with the statements contained herein.  Becker & Company CPAs reviewed the disclosure contained therein and provided to the Registrant a letter addressed to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this Current Report and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-B.  A copy of such letter is filed as an Exhibit to the relevant Current Report on Form 8-K/A.

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

PART III

Item. 9.Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

Name(1)(2)	Age	Position(3)
Rodney R. Ray	47	Director, President, Acting Chief Financial Officer and Acting Principal Accounting Officer
Gary P. Garabedian	57	Director and Secretary

(1)

The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.

(2)

The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

(3)

On July 26, 2004, William R. Parker, who at that time served as a director, President, Acting Secretary and Acting Chief Financial Officer, tendered his resignation.  Mr. Parker did not cite any disagreement with the Company and  resigned to pursue other business interests.  Mr. Ray assumed the positions of President, Acting Secretary, Acting Chief Financial Officer and Acting Principal Accounting Officer at that time.

Rodney R. Ray.  On July 26, 2004, Rodney R. Ray was elected a director of the Registrant and, following the tender of a resignation by William R. Parker as a director, President, Acting Chief Financial Officer and Acting Secretary on the same date, Mr. Ray was elected President, Acting Chief Financial Officer and Acting Secretary of the Registrant.  Mr. Ray has been employed in the financial services sector from 1990 to present.  From 1999 to 2001, Mr. Ray served as the founder and managing partner of Teach Me to Trade, the predecessor entity to One4Luck, Inc.  From 2000 to 2002, Mr. Ray served as Chief Executive Officer of Direct Response Financial Services, Inc., a publicly traded company engaged in credit card processing.   In 2001, Mr. Ray founded as continues to serve as President of TRG Marketing Consultants, Inc. which provides sales and marketing consulting services to various business entities throughout the United States.  In 2002, Mr. Ray founded and continues to own a mortgage consulting services firm known as US Equity Guard.  One4Luck, Inc. was formed in November 1997.  Mr. Ray has served as President of One4Luck, Inc. since its inception.

Gary P. Garabedian.  On September 7, 2004, Gary P. Garabedian was elected a director of the Registrant. On February 8, 2005, Mr. Garabedian was elected Secretary of the Company.  Mr. Garabedian has been involved in various aspects of finance, management, sales and administration of new and developing business enterprises from 1972 to present.  During the past five years, from mid-1999 to present, Mr. Garabedian has served as President and CEO of Advanced Diversified Technologies, Inc., a privately-held company engaged in locating innovative new and emerging technologies and assisting in facilitating capital support for such projects.  In addition, from late-2003 to present, Mr. Garabedian has served as an associate involved with business development for Chapman, Spira and Carson, LLC, an early stage venture capital provider.  Beginning in 1993, Mr. Garabedian was a Director of Global Metals, Limited, a publicly-traded company.  He was later named President, ending his service in both capacities in 1994.

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

Compliance with Section 16(a) of Securities Exchange Act of 1934.  To the best of the knowledge of the Company all of our directors, officers, and 10% beneficial owners filed all reports in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended October 31, 2004.

Item 10.  Executive Compensation.

The following table sets forth the compensation required to be reported pursuant to Item 402 of Regulation S-B.  We have omitted all other sections of the Summary Compensation Table referenced in Item 402 because, during the periods reported, there was no other compensation other than that reflected herein.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Rodney R. Ray (1) Director, President and Acting Chief Financial Officer	2004 (2)	4,000	-	-	120,000	2,000,000	-	-

Gary P. Garabedian (3) Director and Secretary	2004	-	-	-	-	-	-	-

William R. Parker (4) Former Director, former President, former Acting Secretary and former Acting Chief Financial Officer	2004	-	-	-	-	-	-	-
	2003	-	-	-	-	-	-	-

Frank Iannuzzi (5) Former Chairman, former Treasurer and former Chief Financial Officer	2003	-	-	-	-	-	-	-

Garth Rolfe (6) Former Secretary and a former director	2003	-	-	-	-	-	-	-

1.

Mr. Ray was elected as a director and as President, Acting Secretary and Acting Chief Financial Officer on July 26, 2004.

2.

The compensation paid to Mr. Ray was made in the form of cash.  Additional compensation consisting of issuance of 2,000,000 shares of the Company's restricted common stock is being reported in the Long Term Compensation portion of this table.

3.

Mr. Garabedian was elected a director on September 7, 2004 and as Secretary on February 7, 2005.

4.

Mr. Parker was elected President and a director on March 31, 2003.  He was named Acting Secretary, Acting Chief Financial Officer on October 10, 2003.  Mr. Parker resigned as a director and as President, Acting Secretary and Acting Chief Financial Officer on July 26, 2004.

5.

Mr. Iannuzzi was elected Treasurer and Chief Financial Officer on March 31, 2003; prior to that, he had     been named President, Secretary and a director in February 2000. On October 10, 2003, Mr. Iannuzzi resigned as Chairman, Treasurer and Chief Financial Officer.

6.

Mr. Rolfe was elected Secretary on March 31, 2003, prior to that, he was named Secretary in February 2000 and a director on January 2003.   Mr. Rolfe resigned as Secretary and a director on October 10, 2003.

Board Compensation. At the present time, members of our board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

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

As of March 11, 2005, the Company had 19,474,422 shares of common stock outstanding.  For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of March 11, 2005 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class
Rodney R. Ray(2)	2,232,900	11.47
Gary P. Garabedian(3)	-0-	-0-
William R. Parker (4)	1,500,000	7.70
Saddleback Investment Services, Inc.(5)	1,000,000	100.00
Danbury Consultants, Inc. (6)	50,000	52.68
Randy and Sandra G. McDowell(7)	800,000	53.13
Chester R. and Betty McDowell(8)	400,000	26.57
Lilya Rakhuba(9)	240,000	15.94
All executive officers and directors as a group (2 persons) (10)	2,232,900	11.47

1.

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

2.

All shares referenced herein constitute shares of our common stock.  Mr. Ray's address is 7545 N. Del Mar Avenue, Suite 102, Fresno, CA 93711.

3.

Mr. Garabedian's address is 7545 N. Del Mar Avenue, Suite 102, Fresno, CA 93711.

4.

All shares referenced herein constitute shares of our common stock.  Mr. Parker's address is 611 West Civic Center Drive, Suite 301, Santa Ana, CA 92701.

5.

All shares referenced herein constitute shares of our Series A preferred stock.  The address of Saddleback Investment Services, Inc., is 7545 N. Del Mar  Avenue, Suite 102, Fresno, CA 93711.  This stock is treated as treasury stock as it is owned by our wholly owned subsidiary.

6.

All shares referenced herein constitute shares of our Series B preferred stock.  The address of Danbury Consultants, Inc. is 22 Cape Danbury, Newport Beach, CA 92660.  Of these shares a total of 50,000 are eligible for to conversion within 60 days of this Annual Report and would, at this date, be convertible into approximately 5,000,000 shares of the Company's Common Stock.

7.

All shares referenced herein constitute shares of our Series C preferred stock.  The address of Randy and Sandra G. McDowell is 45706 Road 208, Friant,  CA 93626.  None of these shares are eligible to be converted into the Company's Common Stock within 60 days of this Annual Report.

8.

All shares referenced herein constitute shares of our Series C preferred stock.  The address of Chester R. and Betty McDowell is 2715 East Ave. Q-6, Palmdale, CA 93550.  None of these shares are eligible to be converted into the Company's Common Stock within 60 days of this Annual Report.

9.

All shares referenced herein constitute shares of our Series C preferred stock.  The address of Lilya Rakhuba is 620 Myrtle Avenue, West Sacramento, CA 95605.  None of these shares are eligible to be converted into the Company's Common Stock within 60 days of this Annual Report.

10.

All shares referenced herein constitute shares of our common stock and includes all shares described in Notes 2 and 3, above.

Item 12.  Certain Relationships and Related Transactions.

Pursuant to a Purchase Agreement date July 23, 2004, (the "Purchase Agreement"), the Company, on August 2, 2004, closed a transaction , whereby it acquired certain assets of One4Luck, Inc., a Nevada corporation ("One4Luck").  In exchange for the assets of One4Luck, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to One4Luck and delivered to One4Luck, our one-year note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  .   For further information concerning the acquisition of One4Luck by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 17, 2004.

On July 26, 2004, subsequent to the execution of the Purchase Agreement, but prior to the closing of the transaction, William R. Parker, the sole member of the Board of Directors of the Company elected Rodney R. Ray to the Board of Directors.  At that time, Mr. Parker resigned as a director, President, Acting Chief Financial Officer and Acting Secretary of the Company and Mr. Ray was electing to the same officer positions.  At that time, Mr. Ray was serving as President of One4Luck and was its principal shareholder.

On or about September 7, 2004, the Company entered into an Amended and Restated Employment Agreement with Rodney R. Ray, President and CEO of the Registrant and President of One4Luck, Inc., a wholly owned subsidiary of the Company.  Pursuant to such agreement, the Company agreed to, and has completed, the issuance of 2,000,000 shares of its common stock to Mr. Ray.  In addition, on the same date, also pursuant to such agreement, the Company granted to Mr. Ray an aggregate of 2,000,000 options to purchase the Company's common stock at the following prices:  500,000 at $0.25 per share, 1,000,000 at $0.50 per share and 500,000 at $1.00 per share.  The options vest one (1) year following their grant and expire three (3) years following their grant. Both the issuance of the common stock and the grant of options to Mr. Ray were made in reliance upon the exemptions from registration contained in the provisions of Section 4(2) of the Securities Act of 1933.   On the date of the issuance of the common stock and grant of the options, the closing bid/ask price for the Company's common stock were $0.055 and $0.065, respectively.  For more information concerning these transactions, reference is made to the Amended and Restated Employment Agreement, included herein as Exhibit 99.19 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2004.

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

3.1.6

Certificate of Designations, Preferences, and Rights of the Company's Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on December 7, 2004, which was filed with the Securities and Exchange Commission on December 13, 2004 as Exhibit 3.1.6 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

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

4.5

2004 Supplemental Stock Incentive Plan, which was filed with the Securities and Exchange Commission on August 20, 2004 as Exhibit 10.1 to the Company's Registration Statement on Form S-8, is hereby incorporated by this reference.

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

10.2

Purchase Agreement by and between Epic Financial Corporation and One4Luck, Inc. dated July 23, 2004, which was filed with the

Securities and Exchange Commission on August 17, 2004, as Exhibit 10.2 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference

16.1

Letter of Becker & Company CPAs, dated June 25, 2003, concerning its dismissal as independent accountants for the Company, which was filed with the Securities and Exchange Commission on August 12, 2003, as Exhibit 23 to the Company's Current Report on Form 8-K/A, is hereby incorporated by this reference.

16.2

Letter of LGH Consulting, Inc., dated June 8, 2004, concerning its dismissal as independent accountants for the Company, which was filed with the Securities and Exchange Commission on June 15, 2004, as Exhibit 16 to the Company's Current Report on Form 8-K/A, is hereby incorporated by this reference.

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

99.18

Press Release by Epic Financial Corporation, dated August 18, 2004, concerning the acquisition of the assets of One4Luck, Inc. by Epic Financial Corporation which was filed with the

Securities and Exchange Commission on August 17, 2004, as Exhibit 99.18 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

99.1                Amended and Restated Employment Agreement dated September 8, 2004, by and between Epic Financial Corporation and Rodney R. Ray, which was filed with the Securities and Exchange Commission on September 10, 2004, as Exhibit 99.19 to the Company's Current Report on Form 8-K, is hereby incorporated by this reference.

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

(2)

On September 10, 2004, the Company filed a Current Report on Form disclosing (a) the issuance to Rodney R. Ray of certain unregistered securities pursuant to the terms of an Amended and Restated Employment Agreement dated September 8, 2004 by and between the Company and Rodney R. Ray and (b) the election of Gary P. Garabedian as a director of the Company.

(3)

On December 13, 2004, the Company filed a Current Report on Form 8-K disclosing the filing of the Certificate of Designations Preferences, and Rights of the Company's Series C Convertible Preferred Stock with the Secretary of State of Nevada on December 7, 2004 and sale of certain unregistered equity securities by the Company.

(4)

On January 5, 2005, the Company filed a Current Report on Form 8-K disclosing the sale of certain unregistered securities by the Company.

(5)

On January 21, 2005, the Company filed a Current Report on Form 8-K disclosing the sale of certain unregistered securities by the Company.

Item 14.

Principal Accountant Fees and Services.

During the past two fiscal years our principal accountants have billed for their services as follows.  In addition, fees for services related to the audit of the financial statements of the Company for the period ended October 31, 2004, as contained in this Annual Report, are not included because they were not incurred until after the ended of the fiscal year).

  Fiscal year

2003

2004

(1)  Audit Fees:

                                   $12,500

       $35,000

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

(i)

Not applicable.

(6)  Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

EPIC FINANCIAL CORPORATION

By:

/s/ Rodney R. Ray

Rodney R. Ray

President and Chief Executive Officer

In connection with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

March  16, 2005

/s/ Rodney R. Ray

            Rodney R. Ray

            Chairman of the Board, President,

            Chief Executive Officer,

            Acting Chief Financial Officer and

            Acting Principal Accounting Officer

Date:   March  16, 2005

/s/ Gary P. Garabedian

            Gary P. Garabedian

            Director and Secretary