Form 10QSB
period 2005-01-31
EPIC FINANCIAL CORP
filed 2005-03-23
CIK 1144892

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  0-33417

EPIC FINANCIAL CORPORATION

(Name of small business issuer as

specified in its charter)

                                   Nevada

                                           88-0451534

(State or other jurisdiction of incorporation or organization)

                       (I.R.S. Employer Identification No.)

7545 No. Del Mar Avenue, Suite 102, Fresno, California 93711

(Address of principal executive offices / Zip Code)

(559) 435-2767

(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,472,722 as of March 18, 2005.

Transitional Small Business Disclosure Format (Check One):  Yes ____   No __X__

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED BALANCE SHEET
JANUARY 31, 2005
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$149,222
Total current assets	149,222

Other assets:
Deposits	1,500
Total other assets	1,500

Total assets	$150,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$161,266
Litigation accrual	487,435
Note Payable	120,000
Loan payable, unsecured	7,500
Total current liabilities	776,201

Commitments & contingencies	-

Stockholders' deficit:
Preferred stock - Unclassified, $0.001 par value, 3,700,000
shares authorized, none issued	-
Series A convertible Preferred Stock $0.001 par value per share,
1,000,000 shares authorized, 1,000,000 issued	500,000
Series B convertible Preferred Stock $0.001 par value per share,
300,000 shares authorized, 120,000 issued & outstanding	60,000
Series C convertible Preferred Stock $0.001 par value per share,
2,000,000 shares authorized, 1,500,000 issued & outstanding	1,500
Common stock, $0.001 par value, 20,000,000 shares authorized
19,469,127 issued and outstanding	19,469
Additional paid-in capital	3,461,130
Treasury stock, 1,000,000 Series A Preferred stock	(500,000)
Beneficial conversion feature	(357,500)
Stock subscriptions receivable	(55,000)
Accumulated deficit	(3,755,078)
Total stockholders' deficit	(625,479)

Total liabilities and stockholders' deficit	$150,722

The accompanying notes are an integral part of these financial statements.

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month period ended
	January 31,
	2005	2004

Net revenue	$-	$136,426

Operating expenses:
General and administrative	181,972	492,849
Depreciation	-	763
Impairment of investments	-	175,750
Impairment of intangible asset	-	84,000
Total operating expenses	181,972	753,362

Loss from operations	(181,972)	(616,936)

Other income (expense):
Beneficial conversion feature	(32,500)	-
Total other income (expense)	(32,500)	-

Loss before income taxes	(214,472)	(616,936)

Provision for income tax	(2,400)	-

Net loss applicable to common shareholders	$(216,872)	$(616,936)

Basic and diluted net loss per share:	$(0.01)	$(0.08)

Basic and diluted weighted average
shares outstanding	18,261,084	7,375,875

The accompanying notes are an integral part of these financial statements.

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three month period ended
	January 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(216,872)	$(616,936)
Adjustments to reconcile net loss to net cash used in operations:
Issuance of shares and warrants for consulting services	-	353,650
Issuance of shares against stock subscriptions	(50,000)	-
Beneficial conversion expense - preferred shares	32,500
Impairment of investments	-	175,750
Issuance of stock for software development	-	84,000
Depreciation	-	763
Change in current assets and liabilities:
Increase in deposits	(1,000)	-
Increase in accounts payable & accrued expenses	56,545	1,036

Net cash used in operating activities	(178,827)	(1,737)

FINANCING ACTIVITIES
Payment of loan payable	(41,951)	-
Proceeds from issuance of common and preferred stock, net	370,000	-
Proceeds from stock subscriptions	-	10,500
Net cash provided by financing activities	328,049	10,500

Net increase in cash and cash equivalents	149,222	8,763
Cash and cash equivalents, beginning balance	-	10,550
Cash and cash equivalents, ending balance	$149,222	$19,313

Interest paid during the year	$-	$-

Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these financial statements.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited consolidated financial statements for the year ended October 31, 2004 were filed on March 16, 2005 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.

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

Impairment of long-lived assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations.  Accordingly, based on these evaluations, management has adjusted the carrying value of investments and intangible assets to zero at January 31, 2005 (note 7).

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Epic Financial Corporation, its 100% wholly owned subsidiary, Saddleback Investment Services, Inc. dba American National Mortgage (SIS) and its investment in One4Luck, Inc. (collectively the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  The acquisition of SIS by the Company on March 31, 2003, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of SIS control the majority of the outstanding shares of common stock of the Company immediately following the acquisition. The Company has adopted October 31 fiscal year end of the accounting acquirer.  The historical results for the three-month period ended January 31, 2005 include the accounts of Epic Financial Corporation, SIS and its investment in One4Luck, whereas the results for the three-month period ended January 31, 2004 included the accounts of Epic Financial Corporation and SIS.

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

Preferred stock:

Series C Convertible Preferred Stock:

The Company is authorized to issue 2,000,000 shares of Series C Convertible Preferred Stock, $0.001 par value per share.  The number of shares of Common Stock issuable upon conversion of each Series C convertible Preferred Stock i.e. Conversion Rate, shall be determined by dividing transaction value by the conversion price, provided, however, that if the Market Price, as used to determine any such Conversion Rate, is greater than $2.00 as of any Conversion Date, then, for the purposes of determining the Conversion Rate, such Market Price shall be deemed to have been $2.00.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

"Transaction Value" means $1.00.

"Conversion Price" means, as of any Conversion Date or other date of determination, the amount determined by multiplying (i) the Market Price of the Company's Common Stock by (ii) the Conversion Percentage in effect as of such date, subject to adjustment as provided herein. Conversion Percentage for the Series C convertible Preferred Stock shall be fifty percent (50%).

“Market Price” means that price which shall be computed as the volume-weighted arithmetic average of the Closing Bid prices and Closing Asked Prices for such security during the ninety (90) consecutive trading day period immediately preceding such date of determination.

The holders of the Series C convertible Preferred Shares are not entitled to receive any dividend and the Company's Board of Directors shall not declare dividends in any respect of the Series C Preferred Stock.

The holders of Series C Preferred Shares are entitled to convert at any time or times on or after the date that is one (1) year after the issuance date, any whole number of their shares into fully paid and non-assessable shares of Common Stock in accordance with the Conversion Rate.  If any Series C Preferred Shares remain outstanding on the Mandatory Conversion Date, then such shares shall be converted at the Conversion Rate as of such date.  The Company shall not issue any fraction of a share of Common Shares upon any conversion and shall round up such fraction of a share of Common Stock up to the nearest whole share.  The Company shall not effect any conversion of any Series C Preferred Share and no holder of any Series C Preferred Share shall have the right to convert any Series C Preferred Stock to the extent that after giving effect to such conversion such holder a) would beneficially own in excess of 4.9% of the outstanding shares of the Common Stock following such conversion, and b) would have acquired, through conversion of any Series C Preferred Shares or otherwise (including without limitation, exercise of any warrant), in excess of 4.9% of the outstanding shares of Common Stock following such conversion; provided, however, that all such limitations on the conversion of Series C Preferred Stock into Common Stock shall cease and be of no further force and effect from and after the Mandatory Conversion Date.  For purposes of the foregoing sentence, the number of shares of Common Stock beneficially owned by a holder and its affiliates or acquired by a holder and its affiliates, as the case may be, shall include the number of shares of Common Stock issuable upon conversion of the Series C Preferred Shares with respect to which the determination of such sentence is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of the remaining, non-converted Series C Preferred Shares beneficially owned by such holder and its affiliates and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company (including, without limitation, any warrants) subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by such Person and its affiliates.  Except as set forth in the preceding sentence, beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.  Notwithstanding anything to the contrary contained herein, each Conversion Notice shall constitute a representation by the holder submitting such Conversion Notice that, after giving effect to such Conversion Notice, (A) the holder will not beneficially own through conversion of any Series C Preferred Share or otherwise (including without limitation, exercise or any Warrant), a number of shares of Common Stock in excess of 4.9% of the outstanding shares of Common Stock as reflected in the Company's most recent Form 10-Q (or Form 10-QSB) or Form 10-K (or Form 10-KSB), as the case may be, or more recent public press release or other public notice by the Company setting forth the number of shares of Common Stock outstanding, but after giving effect to conversions of any Series C Preferred Share by such holder since the date as of which such number of outstanding shares of Common Stock was reported; provided, however, that all such limitations on the conversion of Series C Preferred Shares into Common Stock and the ownership thereof shall cease and be of no further force and effect from and after the Mandatory Conversion Date.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The holders of Series C Preferred Shares shall have no voting rights, except as required by law.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders of the Series C Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Series C Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per Series C Preferred Share equal to $2.00 (the “Liquidation Preference”); provided that, if the Liquidation Funds are insufficient to pay the full amount due to the Holders of Series C Preferred Shares, then each Holder of Series C Preferred Shares shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder as a liquidation preference.  The purchase or redemption by the Company of stock of any class, in any manner permitted by law, shall not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the Company.  Neither the consolidation or merger of the Company with or into any other Person, nor the sale or transfer by the Company of less than substantially all of its assets, shall, for the purposes hereof, be deemed to be a liquidation, dissolution or winding up of the Company.  No Holder of Series C Preferred Shares shall be entitled to receive any amounts with respect thereto upon any liquidation, dissolution or winding up of the Company other than the amounts provided for herein; provided that a Holder of Series C Preferred Shares shall be entitled to all amounts previously accrued with respect to amounts owed hereunder.

During the three month period ending January 31, 2005, the Company issued 1,500,000 shares of Common Stock and 1,500,000 Series C Convertible Preferred Stock, valued at $375,000 to five investors.  The Common Shares were issued in equal number of Series C Convertible Preferred Stock issued to each of the five investors in accordance with the terms of the Subscription agreement for such shares offering.  The Company recorded $390,000 as beneficial conversion feature for the convertible Series C Preferred Stock.  A beneficial conversion expense of $32,500 was recorded on these transactions through January 31, 2005.

At January 31, 2005, the Company has a stock subscription receivable of $55,000 for issuance of Series C Convertible Preferred shares and Common Shares to third parties.

Series B Convertible Preferred Stock:

During the three month period ended January 31, 2005, the Company did not issue any Series B Convertible Preferred Stock.

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

Holders of Series B Convertible Preferred Shares shall have no voting rights, except as required by law, including but not limited to the General Corporation Law of the State of Nevada, and as expressly provided in this Certificate of Designations. All shares of Series B Convertible Preferred Shares shall be of junior rank to all shares of Series A Preferred Shares.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders of the Series B Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Series B Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per Series B Preferred Share equal to $1.00 (the "Liquidation Preference"); provided that, if the Liquidation Funds are insufficient to pay the full amount due to the Holders of Series B Preferred Shares, then each Holder of Series B Preferred Shares shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder as a liquidation preference.  The purchase or redemption by the Company of stock of any class, in any manner permitted by law, shall not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the Company.  Neither consolidation or merger of the Company with or into any other Person, nor the sale or transfer by the Company of less than substantially all of its assets, shall, for the purposes hereof, be deemed to be a liquidation, dissolution or winding up of the Company.  No Holder of Series B Preferred Shares shall be entitled to receive any amounts with respect thereto upon any liquidation, dissolution or winding up of the Company other than the amounts provided for herein; provided that a Holder of Series B Preferred Shares shall be entitled to all amounts previously accrued with respect to amounts owed hereunder.

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

Series A Convertible Preferred Stock:

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

Treasury stock:

On January 31, 2003, the Company exchanged 1,000,000 Series A convertible Preferred Stock $0.001 par value, for 100,000 shares of preferred stock of SIS.  All shares were issued pursuant of the provisions of Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission under the Securities Act of 1933 and are subject to transfer restrictions. The shares were valued at the time of issuance at $900,000. As a part of the acquisition on March 7, 2003, the Company's preferred stock hold by SIS were revalued at $500,000 based upon market value prevailing at that time. Such shares have been reflected as Treasury stock in the accompanying consolidated financial statements as of January 31, 2005.

Note 5 - Basic and diluted net loss per share

Basic and diluted net loss per share for the three-month period ended January 31, 2005 and 2004 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding.  Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income taxes and $0 for interest during the three-month period ended January 31, 2005 and 2004, respectively.

The statements of cash flows do not include following non-cash activities;

Issuance of 400,000 Series “C” convertible preferred shares with an aggregate value of $100,000.  The Company received $50,000 towards such issuance of Series “C” convertible preferred shares during the three month period ended January 31, 2005.

Note 7 - Acquisition & impairment of assets, Investments and intangible assets

Impairment of assets acquired:

Pursuant to a Purchase Agreement dated July 23, 2004, the Company closed a transaction on August 2, 2004, whereby the Company acquired assets of One4Luck, Inc., a Nevada corporation for a consideration valued at $201,000.  In exchange for such assets, the Company issued to One4Luck 1,500,000 shares of its restricted common stock, $0.001 par value per share, valued at the fair market value of the shares at 5.4 cents per share for a total value of $81,000 and delivered to One4Luck a one-year promissory note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  Subsequent to the execution of the Purchase Agreement, but prior to the Closing, on July 26, 2004, the sole member of the Board of Directors of the Company elected Rodney R. Ray to the Board of Directors.  At that time, former sole director resigned as a director, President, Acting Chief Financial Officer and Acting Secretary of the Company and Mr. Ray was elected as President, Chief Financial Officer and Secretary of EPIC.

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

As a result of this transaction, Mr. Ray became the beneficial owner of 723,207 shares or 5.38% of the issued and outstanding common stock, the sole class of voting stock of the Company.  At the time of the acquisition, assets of One4Luck were valued at $201,000.  The Company reevaluated the assets acquired from One4Luck on October 31, 2004 and determined, based upon market value of similar assets, that the assets are impaired and has no value.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of investment:

On November 3, 2003, the Company entered into a private placement agreement with Aurora Two, Ltd. whereby Aurora agreed to acquire 8,000,000 common shares of the Company for a total consideration of $1,982,400.  The agreement has since been rescinded since Aurora was unable to pay the consideration for such shares.  The Company has subsequently received the 8,000,000 common shares from Aurora and has cancelled the shares.

On October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC (“SAV”) whereby the Company was permitted to acquire up to a 10% interest in SAV.  The agreement provided that the Company could acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis.  The Company and SAV have exchanged 433,000 shares, with the Company's common stock issued to SAV having an aggregate value of $175,750 as of January 31, 2004.  The Company valued this investment to be zero at January 31, 2004.

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

Impairment of Software development:

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

During the period ended January 31, 2004, the Company evaluated its investment in software development costs according to FASB 144 and recognized an impairment loss of $84,000.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of January 31, 2005, the Company has accumulated deficit of $3,755,078, including a net loss of $216,872 for the three-month period ended January 31, 2005.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management's' ability to raise capital in the future, the retention of key employees, intense competition in our industry, changes in the regulation of our industry, seasonality of quarterly results, general economic downturns, and other risks detailed from time to time in the Company's filings with the Securities and Exchange (the “SEC”).

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

Recent Changes in Business Strategy, Change in Control and Change in Corporate Structure

On February 14, 2000, we were incorporated in the State of Nevada under the name “BigEquip.net, Inc.” and February 8, 2002 our name was changed to “Big Equipment Services, Inc.”  We sometimes refer to our company in this Annual Report as the “Company”.

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

As a result of the accounting treatment of the purchase of the Saddleback Stock by the Company, Saddleback is deemed to be the “Accounting Acquiror”, thus resulting in the Company's adoption of the October 31 fiscal year-end of the Accounting Acquiror.

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

Pursuant to a Purchase Agreement date July 23, 2004, (the “Purchase Agreement”), the Company, on August 2, 2004, closed a transaction, whereby it acquired certain assets of One4Luck, Inc., a Nevada corporation (“One4Luck”).  In exchange for the assets of One4Luck, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to One4Luck and delivered to One4Luck, our one-year note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  .   For further information concerning the acquisition of One4Luck by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 17, 2004.

On July 26, 2004, Subsequent to the execution of the Purchase Agreement, but prior to the closing of the transaction, William R. Parker, the sole member of the Board of Directors of the Company elected Rodney R. Ray to the Board of Directors.  At that time, Mr. Parker resigned as a director, President, Acting Chief Financial Officer and Acting Secretary of the Company and Mr. Ray was elected to the same officer positions.  At that time, Mr. Ray was serving as President of One4Luck and was its principal shareholder.

In the months following the acquisition of the assets of One4Luck, the Company has integrated the assets of One4Luck, primarily its business plan and certain copyrighted properties, into the Company in order to recommence operations of the One4Luck business model.  At the same time, the Company is pursuing possible acquisition of other business entities engaged in operations similar to or compatible with the business of the One4Luck business model.

One4Luck is in the business of developing and marketing educational tools for individual consumers.  Its first product will be devoted to assisting consumers in acquiring skills to engage in on-line securities trading.

One4Luck intends to market its products through “infomercials” – one-half hour paid commercials on television stations.  Viewers of the commercials are encouraged to subscribe, via a toll-free telephone number, to the “Teach Me to Trade” Online Investing System, a copyrighted package of print and CD Rom-based educational tools.  The educational package assists the purchaser in learning how to pick stocks, how and when to place buy and sell orders and to manage their securities portfolios via the Internet using on-line brokers.  One4Luck is not a brokerage firm, but it allows its customers to educate themselves about the stock market, how to understand stock analyses and how to take advantage of licensed on-line brokerage houses to complete their acquisition and disposition of securities.

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

Results of Operations

Operations for the Three Months ended January 31, 2005, as compared to the Three Months ended January 31, 2005.

During the three months ended January 31, 2005, we had no net revenue. This represents a decrease of $136,426, or 100%, in net revenue from the comparable three-month period ended January, 2004, when we reported net revenue of $136,426.  This decrease is attributable to the cessation of mortgage operations of our subsidiary in anticipation of our operations involving the One4Luck assets.

Expenses

Operating expenses for the three months ended January 31, 2005, were $216,872. This represents a decrease of $574,390, or 76%, in total expenses from the comparable three-month period ended January 31, 2004, when we reported total expenses of $753,362.   Much of the decrease in expenses can be attributed to a reduction in general and administrative expenses, in particular a reduction in expenses relating to stock issued under the Company's Registration Statement on Form S-8 pursuant to consulting agreements with unrelated third parties during the most recent three month period and the cessation of mortgage operations of our subsidiary in anticipation of our operations involving the One4Luck assets.

Net Profit (Loss)

During the three months ended January 31, 2005, our loss was $216,872 or ($0.01) per share, as compared to our loss during the three months ended January 31, 2004 of $616,936 or ($0.08) per share.

Liquidity and Capital Resources

In the three-month period ended January 31, 2005, net cash of $178,827 was used by operating activities as compared to the three months ended January 31, 2004, when operating activities used $1,737.  During both the three-month period ended January 31, 2005 and January 31, 2004  no net cash was used or provided by investing activities.  Net cash of $328,049 was provided by financing activities during the three-month period ended January 31, 2004.  This compared to $10,500 net cash provided by financing activities during the same period ended January 31, 2004.  The cash provided by financing during the period ended July 31, 2004 came from the sale of common and preferred stock.

As of the quarter ended January 31, 2005, we had current cash of $149,222 available.  Our management believes that this is not sufficient to meet our needs for the remainder of our 2005 fiscal year.  Since our inception on, the Company has incurred an accumulated deficit of $3,755,078, including a net loss of $216,872 during the three-month period ended January 31, 2005.  The Company requires additional proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.  However, the anticipated roll-out of operations of the One4Luck assets during the second or third quarter will provide an initial and, hopefully, growing revenue stream.

As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended October 31, 2004, with a “going concern” opinion:  “This raises substantial doubt about its ability to continue as a going concern.”  None of the factors addressed by the Company's independent auditors has been mitigated during the three-month period ended January 31, 2005, and the “going concern” issues remain.   We intend for the Company to seek private equity and/or debt capital to expand our operations, particularly the operations of our newly-acquired business, One4Luck, Inc., and to seek acquisitions of other entities capable of providing the Company with consistent profitable operations.  There can be no assurances that any such capital or acquisitions will be available on terms acceptable to us, or at all.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006.  The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

Item 2.

Changes in Securities.

Between December 9, 2004 and January 31, 2005, we sold an aggregate of 1,500,000 shares of our Series C Convertible Preferred Stock together with 1,500,000 shares of our Common Stock to 6 purchasers in transactions exempt from registration.

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

32.1*/#

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of C2002 of Rodney R. Ray, as Chief Executive Officer.

32.2*/#

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Rodney R. Ray, as Acting Chief Financial Officer.

(b)

Reports on Form 8-K.

(1)

On December 13, 2004, the Company filed a Current Report on Form 8-K disclosing the filing of the Certificate of Designations Preferences, and Rights of the Company's Series C Convertible Preferred Stock with the Secretary of State of Nevada on December 7, 2004 and sale of certain unregistered equity securities by the Company.

(2)

On January 5, 2005, the Company filed a Current Report on Form 8-K disclosing the sale of certain unregistered securities by the Company.

(3)

On January 21, 2005, the Company filed a Current Report on Form 8-K disclosing the sale of certain unregistered securities by the Company.

___________________

#  This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section nor shall it be deemed to be incorporated by reference to any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

March 22, 2005

                        /s/ Rodney R. Ray

Rodney R. Ray

Chairman of the Board, President,

Chief Executive Officer, Acting

Chief Financial Officer and Acting

Principal Accounting Officer

Date:   March 22, 2054

                         /s/ Gary P. Garabedian

Gary P. Garabedian

Director and Secretary