Form 10QSB
period 2005-04-30
EPIC FINANCIAL CORP
filed 2005-06-22
CIK 1144892

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2005

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

(559) 435-4380

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,273,672 as of June 15, 2005.

Transitional Small Business Disclosure Format (Check One):  Yes ____   No  X

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED BALANCE SHEET
APRIL 30, 2005
(UNAUDITED)

ASSETS

Current assets:
Cash	$111,838
Loan receivable	25,000
Total current assets	136,838

Property & equipment, net	13,301

Other assets:
Deposits & other assets	2,357
Total other assets	2,357

Total assets	$152,496

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$112,515
Note payable - related party	120,000
Loan payable, unsecured	7,500
Total current liabilities	240,015

Commitments & contingencies	-

Stockholders' deficit:
Preferred stock - Unclassified, $0.001 par value, 2,000,000
shares authorized, none issued	-
Series B convertible Preferred Stock $0.001 par value per share,
300,000 shares authorized, 120,000 issued & outstanding	60,000
Series C convertible Preferred Stock $0.001 par value per share,
2,000,000 shares authorized, 1,505,600 issued & outstanding	1,506
Series D convertible Preferred Stock $0.001 par value per share,
1,700,000 shares authorized, 660,000 issued & outstanding	660
Common stock, $0.001 par value, 500,000,000 shares authorized
36,273,677 shares issued and outstanding	36,274
Additional paid-in capital	3,489,164
Benificial conversion feature	(325,505)
Stock subscriptions receivable	(5,000)
Accumulated deficit	(3,344,618)
Total stockholders' deficit	(87,519)

Total liabilities and stockholders' deficit	$152,496

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month period ended		For the six month period ended
	April 30,		April 30,
	2005	2004	2005	2004

Net revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	205,045	607,506	387,018	975,091
Depreciation	1,310	666	1,310	1,332
Impairment of investments	-	-	-	175,750
Impairment of intangible asset	-	-	-	84,000
Total operating expenses	206,355	608,172	388,328	1,236,173

Loss from operations	(206,355)	(608,172)	(388,328)	(1,236,173)

Other income (expense):
Interest expense	(1,800)	-	(3,600)	-
Beneficial conversion feature	(103,735)	-	(136,235)	-
Total other income (expense)	(105,535)	-	(139,835)	-

Loss from continuing operations before income taxes	(311,890)	(608,172)	(528,163)	(1,236,173)

Discontinued operations:
Gain (loss) from discontinued operations	-	(10,780)	-	287
Gain (loss) from sale of discontinued operations	723,351	-	723,351	-
	723,351	(10,780)	723,351	287

Net profit (loss) before income tax	411,460	(618,952)	195,188	(1,235,887)

Provision for income tax	-	-	1,600	-
Net profit (loss) applicable to common shareholders	$411,460	$(618,952)	193,588	(1,235,887)

Basic and diluted net loss per share from continuing operations:	$(0.02)	$(0.06)	$(0.03)	$(0.13)

Basic and diluted net Income (loss) per share from discontinued operations:	$0.04	$(0.00)	$0.04	$0.00

Basic and diluted net income (loss) per share:	$0.02	$(0.06)	$0.01	$(0.13)

Basic and diluted weighted average
shares outstanding	20,261,430	11,027,868	19,244,679	9,181,806

Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:20 reverse stock split for all shareholders on March 07, 2003.

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the six month period ended
		April 30,
		2005	2004
OPERATING ACTIVITIES
Net Income		$193,588	$(1,235,887)
Gain on sale of discontinued operations		(723,351)	-
Net loss from continuing operations		(529,763)	(1,235,887)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of shares and warrants for consulting services		-	902,350
Impairment of investments		-	175,750
Issuance of stock for software development		-	84,000
Depreciation		1,310	1,524
Beneficial conversion feature expense		136,235	-
Change in current assets and liabilities:
Increase in deposits		(2,357)	-
Increase in deferred income tax		(35,000)	-
Increase in accounts payable & accrued expenses		58,000	-
Net cash used in operating activities of continurd operations		(371,575)	(72,263)

Net cash used in operating activities of discontinued operations		-	-
Net cash used in operating activities		(371,575)	(72,263)

INVESTING ACTIVITIES
Purchase of property and equipment		(14,257)	-
Net cash used in investing activities of continued operations		(14,257)	-

Net cash used in investing activities of discontinued operations		(1,779)	-
Net cash used in investing activities		(16,036)	-

FINANCING ACTIVITIES
Payments of loan payables		(12,000)	-
Payment of loan payable from related party		(29,951)	-
Issuance of loan receivable		(25,000)	-
Proceeds from issuance of common and preferred stock, net		75,000	-
Proceeds from the issuance of convertible preferred stock		441,400	-
Proceeds from stock subscriptions		50,000	76,300
Net cash provided by financing activities of continued operations		499,449	76,300

Net cash provided by financing activities of discontinued operations		-	-
Net cash provided by financing activities		499,449	76,300

Net increase in cash and cash equivalents		111,838	4,037

Cash and cash equivalents, beginning balance		-	11,587

Cash and cash equivalents, ending balance		$111,838	$15,624

Interest paid during the year	$		$-

Taxes paid during the year	$		$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
OF CONTINUING OPERATIONS
For the six month period ended
April 30, 2005
Sale of discontinued operations:
Liabilities satisfied	537,640
Sale of subsidiary equities	222,636
Disposal of assets	(36,925)
Gain on sale of discontinued operations	(723,351)

Beneficial conversion feature:
Series C Convertible Preferred Stock	461,740
Paid in capital	(461,740)

Retirement of shares:
Preferred Stock - Unclassified	500,000
Treasury stock	(500,000)

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited consolidated financial statements for the year ended October 31, 2004 were filed on March 16, 2005 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month and six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.

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

Impairment of long-lived assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations.  Accordingly, based on these evaluations, management has adjusted the carrying value of investments and intangible assets to zero at April 30, 2005 (Note 7).

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Epic Financial Corporation, its 100% wholly owned subsidiary, ASAP Marketing Corporation ("ASAP"), and its investment in One4Luck, Inc. (collectively the "Company").  All significant inter-company accounts and transactions have been eliminated in consolidation.  The historical results for the three-month and six month period ended April 30, 2005 include the accounts of Epic Financial Corporation, ASAP and its investment in One4Luck, whereas the results for the three-month and six month period ended April 30, 2004 included only the accounts of Epic Financial Corporation.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities".  EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

Note 4 - Property and equipment

Property and equipment consisted of the following at April 30, 2005:

Equipment	$11,604
Furniture	6,292
7,896

Accumulated depreciation	(4,595)
$13,301

Depreciation is provided using the straight line method over the estimated useful life of the assets of five years. Depreciation expense totaled $1,310 and $1,332 for the six months ended April 30, 2005 and 2004, respectively.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholder's equity and subscription receivable

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

On March 25, 2005, the Company discontinued operations of its wholly owned subsidiary SIS, and cancelled 1,000,000 Series A Convertible Preferred Shares.  At April 30, 2005, the Company did not have any Series A Convertible Preferred Shares authorized, issued and outstanding.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Series B Convertible Preferred Stock:

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

During the six month period ended April 30, 2005, the Company did not issue any Series B Convertible Preferred Stock.

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

"Market Price" means that price which shall be computed as the volume-weighted arithmetic average of the Closing Bid prices and Closing Asked Prices for such security during the ninety (90) consecutive trading day period immediately preceding such date of determination.

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders of the Series C Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Series C Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per Series C Preferred Share equal to $2.00 (the "Liquidation Preference"); provided that, if the Liquidation Funds are insufficient to pay the full amount due to the Holders of Series C Preferred Shares, then each Holder of Series C Preferred Shares shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder as a liquidation preference.  The purchase or redemption by the Company of stock of any class, in any manner permitted by law, shall not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the Company.  Neither the consolidation or merger of the Company with or into any other Person, nor the sale or transfer by the Company of less than substantially all of its assets, shall, for the purposes hereof, be deemed to be a liquidation, dissolution or winding up of the Company.  No Holder of Series C Preferred Shares shall be entitled to receive any amounts with respect thereto upon any liquidation, dissolution or winding up of the Company other than the amounts provided for herein; provided that a Holder of Series C Preferred Shares shall be entitled to all amounts previously accrued with respect to amounts owed hereunder.

During the six month period ending April 30, 2005, the Company issued 1,505,600 shares of Common Stock and 1,505,600 Series C Convertible Preferred Stock, valued at $376,400 to six investors.  The Common Shares were issued in equal number of Series C Convertible Preferred Stock issued to each of the five investors in accordance with the terms of the Subscription agreement for such shares offering.  The Company recorded $461,740 as beneficial conversion feature for the convertible Series C Preferred Stock.  A beneficial conversion expense of $136,235 was recorded on these transactions through April 30, 2005.

At April 30, 2005, the Company has a stock subscription receivable of $5,000 for issuance of Series C Convertible Preferred shares and Common Shares to third parties.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Series D Convertible Preferred Stock:

The Company is authorized to issue 1,700,000 shares of Series D Convertible Preferred Stock, $0.001 par value per share.  The number of shares of Common Stock issuable upon conversion of each Series D convertible Preferred Stock i.e. Conversion Rate, shall be determined by dividing transaction value by the conversion price, provided, however, that if the Market Price, as used to determine any such Conversion Rate, is greater than $0.50 as of any Conversion Date, then, for the purposes of determining the Conversion Rate, such Market Price shall be deemed to have been $0.50.

"Transaction Value" means $0.25.

"Conversion Price" means, as of any Conversion Date or other date of determination, the amount determined by multiplying (i) the Market Price of the Company's Common Stock by (ii) the Conversion Percentage in effect as of such date, subject to adjustment as provided herein. Conversion Percentage for the Series D convertible Preferred Stock shall be fifty percent (50%).

"Market Price" means that price which shall be computed as the volume-weighted arithmetic average of the Closing Bid prices and Closing Asked Prices for such security during the ninety (90) consecutive trading day period immediately preceding such date of determination.

The holders of the Series D convertible Preferred Shares are not entitled to receive any dividend and the Company's Board of Directors shall not declare dividends in any respect of the Series D Preferred Stock.

The holders of Series D Preferred Shares are entitled to convert at any time or times on or after the date that is one (1) year after the issuance date, any whole number of their shares into fully paid and non-assessable shares of Common Stock in accordance with the Conversion Rate.  If any Series D Preferred Shares remain outstanding on the Mandatory Conversion Date, then such shares shall be converted at the Conversion Rate as of such date.  The Company shall not issue any fraction of a share of Common Shares upon any conversion and shall round up such fraction of a share of Common Stock up to the nearest whole share.  The Company shall not effect any conversion of any Series D Preferred Share and no holder of any Series D Preferred Share shall have the right to convert any Series D Preferred Stock to the extent that after giving effect to such conversion such holder a) would beneficially own in excess of 4.9% of the outstanding shares of the Common Stock following such conversion, and b) would have acquired, through conversion of any Series D Preferred Shares or otherwise (including without limitation, exercise of any warrant), in excess of 4.9% of the outstanding shares of Common Stock following such conversion; provided, however, that all such limitations on the conversion of Series D Preferred Stock into Common Stock shall cease and be of no further force and effect from and after the Mandatory Conversion Date.  For purposes of the foregoing sentence, the number of shares of Common Stock beneficially owned by a holder and its affiliates or acquired by a holder and its affiliates, as the case may be, shall include the number of shares of Common Stock issuable upon conversion of the Series D Preferred Shares with respect to which the determination of such sentence is being made, but shall exclude the number of shares of Common Stock which would be issuable upon (i) conversion of the remaining, non-converted Series D Preferred Shares beneficially owned by such holder and its affiliates and (ii) exercise or conversion of the unexercised or unconverted portion of any other securities of the Company (including, without limitation, any warrants) subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by such Person and its affiliates.  Except as set forth in the preceding sentence, beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.  Notwithstanding anything to the contrary contained herein, each Conversion Notice shall constitute a representation by the holder submitting such Conversion Notice that, after giving effect to such Conversion Notice, (A) the holder will not beneficially own through conversion of any Series D Preferred Share or otherwise (including without limitation, exercise or any Warrant), a number of shares of Common Stock in excess of 4.9% of the outstanding shares of Common Stock as reflected in the Company's most recent Form 10-Q (or Form 10-QSB) or Form 10-K (or Form 10-KSB), as the case may be, or more recent public press release or other public notice by the Company setting forth the number of shares of Common Stock outstanding, but after giving effect to conversions of any Series D Preferred Share by such holder since the date as of which such number of outstanding shares of Common Stock was reported; provided, however, that all such limitations on the conversion of Series D Preferred Shares into Common Stock and the ownership thereof shall cease and be of no further force and effect from and after the Mandatory Conversion Date.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The holders of Series D Preferred Shares shall have no voting rights, except as required by law.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders of the Series D Preferred Shares shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (the "Liquidation Funds"), before any amount shall be paid to the holders of any of the capital stock of the Company of any class junior in rank to the Series D Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution and winding up of the Company, an amount per Series D Preferred Share equal to $0.50 (the "Liquidation Preference"); provided that, if the Liquidation Funds are insufficient to pay the full amount due to the Holders of Series D Preferred Shares, then each Holder of Series D Preferred Shares shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder as a liquidation preference.  The purchase or redemption by the Company of stock of any class, in any manner permitted by law, shall not, for the purposes hereof, be regarded as a liquidation, dissolution or winding up of the Company.  Neither the consolidation or merger of the Company with or into any other Person, nor the sale or transfer by the Company of less than substantially all of its assets, shall, for the purposes hereof, be deemed to be a liquidation, dissolution or winding up of the Company.  No Holder of Series D Preferred Shares shall be entitled to receive any amounts with respect thereto upon any liquidation, dissolution or winding up of the Company other than the amounts provided for herein; provided that a Holder of Series D Preferred Shares shall be entitled to all amounts previously accrued with respect to amounts owed hereunder.

During the six month period ending April 30, 2005, the Company issued 260,000 shares of Common Stock and 660,000 Series D Convertible Preferred Stock, valued at $165,000 to two investors.  The Common Shares were issued in equal number of Series D Convertible Preferred Stock issued to an investor in accordance with the terms of the Subscription agreement for such shares offering.  The Company recorded $70,200 as beneficial conversion feature for the convertible Series D Preferred Stock.  A beneficial conversion expense of $5,850 was recorded on these transactions through April 30, 2005.

During the six month period ended April 30, 2004, the Company issued 645,000 shares of common stock for consulting fees of $353,650, which included 200,000 common shares, valued at $0.77 per shares, issued to a related party. The Company issued 350,000 common shares to Datalogic Consulting, Inc. for software development and research, valued at $84,000.

On October 15, 2003, the Company entered into a Percentage Interest Purchase and Acquisition Agreement with Seven Angels Ventures LLC ("SAV") whereby the Company was permitted to acquire up to a 10% interest in SAV.  The agreement provided that the Company could acquire up to 500,000 shares of SAV in exchange for restricted common stock of the Company, on a share-for-share basis.  The Company and SAV have exchanged 433,000 shares, with the Company's common stock issued to SAV having an aggregate value of $175,750 (Note 8).

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On November 3, 2003, the Company entered into an agreement with Aurora Two, Ltd. whereby Aurora agreed to acquire 8,000,000 common shares of the Company in a private placement.  The agreement has since been rescinded since Aurora was unable to pay the consideration for such shares (Note 8).

Note 6 - Basic and diluted net loss per share

Basic and diluted net loss per share for the three-month and six month period ended April 30, 2005 and 2004 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding.  Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 7 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income taxes and $0 for interest during the six month period ended April 30, 2005 and 2004, respectively.

Note 8 - Acquisition & impairment of assets, Investments and intangible assets

Acquisitions:

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

As a result of this transaction, Mr. Ray became the beneficial owner of 723,207 shares or 5.38% of the issued and outstanding common stock, the sole class of voting stock of the Company.  At the time of the acquisition, assets of One4Luck were valued at $201,000.  The Company revalued the assets acquired from One4Luck on October 31, 2004 and determined, based upon market value of similar assets, that the assets are impaired and has no value.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2005, the Company acquired all of the issued and outstanding capital stock of ASAP Marketing Corporation ("ASAP"), a Nevada corporation, by issuance of 16,539,000 shares of its restricted common shares valued at $330,780.  In addition to this consideration, the Company agreed to pay the selling shareholders of ASAP additional contingent cash consideration equivalent to 49% of the net profits of ASAP during the five-year period after April 15, 2005.  Furthermore, during the five-year period following the closing of the transaction, the Company agreed to issue and deliver to the selling shareholders of ASAP additional shares of its restricted common stock as follows:  For each and every $500,000 of net profits of ASAP, after any deductions for payments to the selling shareholders of contingent cash considerations, an aggregate of 7,300,000 shares of its common stock.  The Company recorded its investment in ASAP at the ten day weighted average cost of its 16,539,000 common shares valued at $330,780 in the accompanying financial statements at April 30, 2005.

Among the selling shareholders of ASAP, Mr. Rodney R. Ray is also the principal shareholder in ASAP, and who is also the Chairman of the Board and President of the Company.

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

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Related Party transactions

On April 15, 2005, the Company acquired all of the issued and outstanding capital stock of ASAP Marketing Corporation.  Among the selling shareholders of ASAP, Mr. Rodney R. Ray is the principal shareholder in ASAP, and who is also the Chairman of the Board and President of the Company.

Pursuant to a Purchase Agreement dated July 23, 2004, the Company acquired assets of One4Luck, Inc., a Nevada corporation for a consideration valued at $201,000.  In exchange for such assets, the Company issued to One4Luck 1,500,000 shares of its restricted common stock, $0.001 par value per share, valued at the fair market value of the shares at 5.4 cents per share for a total value of $81,000 and delivered to One4Luck a one-year promissory note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  Subsequent to the execution of the Purchase Agreement, but prior to the Closing, on July 26, 2004, the sole member of the Board of Directors of the Company elected Rodney R. Ray to the Board of Directors.  At that time, former sole director resigned as a director, President, Acting Chief Financial Officer and Acting Secretary of the Company and Mr. Ray was elected as President, Chief Financial Officer and Secretary of EPIC.

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

As a result of this transaction, Mr. Ray became the beneficial owner of 723,207 shares or 5.38% of the issued and outstanding common stock, the sole class of voting stock of the Company.  At the time of the acquisition, assets of One4Luck were valued at $201,000.  The Company revalued the assets acquired from One4Luck on April 30, 2005 and determined, based upon market value of similar assets, that the assets are impaired and has no value.

Note 10 - Discontinued operations

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

On March 28, 2005, the Company sold all of the issued and outstanding common stock of its wholly owned subsidiary Saddleback Investment Services, Inc. ("Saddleback") to an unaffiliated company for $10.00.  Prior to the closing of the transaction, the Company and Saddleback effected the cancellation of 100,000 shares of Series A Preferred Stock of Saddleback owned by the Company and 1,000,000 shares of the Company's Series A preferred Stock owned by Saddleback.  As a result of the disposition of Saddleback, the Company recorded a gain of $758,951in the accompanying financial statements as of April 30, 2005.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of April 30, 2005, the Company has accumulated deficit of $3,310,818 including a net income of $229,188 primarily due to sale of its wholly owned subsidiary Saddleback for a gain of $758,951, for the six months period ended April 30, 2005.  The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 12 - Subsequent events

On May 15, 2005, the Company sold 48,000 shares of its Series D Convertible Preferred Stock to an investor for a cash consideration of $12,000.

On May 19, 2005, the Company sold 160,000 shares of Series D Convertible Preferred Stock to an investor for a cash consideration of $40,000.

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

At the same time, we abandoned the intended focus of our business form one of providing business and e-commerce solutions to small - and medium-sized construction companies, which was never implemented, and adopted a new business strategy - a financial services firm, specifically  real estate mortgage financing.

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

As a result of the accounting treatment of the purchase of the Saddleback Stock by the Company, Saddleback was deemed to be the "Accounting Acquiror", thus resulting in the Company's adoption of the October 31 fiscal year-end of the Accounting Acquiror.

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

Pursuant to a Purchase Agreement date July 23, 2004, (the "Purchase Agreement"), the Company, on August 2, 2004, closed a transaction, whereby it acquired certain assets of One4Luck, Inc., a Nevada corporation ("One4Luck").  In exchange for the assets of One4Luck, we issued 1,500,000 shares of our restricted common stock, $0.001 par value per share, to One4Luck and delivered to One4Luck, our one-year note in the principal amount of $120,000 bearing interest at six percent (6%) per annum.  For further information concerning the acquisition of One4Luck by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 17, 2004.

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

On March 28, 2005, the Company closed a transaction, whereby it sold all of the outstanding common stock of its wholly owned subsidiary, Saddleback Investment Services, Inc. ("Saddleback") to TRAC Mortgage Holdings, Inc.  Prior to the closing of the transaction, the Company and Saddleback effected the cancellation of 100,000 shares of Series A Preferred Stock of Saddleback owned by the Company and 1,000,000 shares of the Company's Series A Preferred Stock owned by Saddleback.  For further information concerning the disposition of Saddleback by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on April 4, 2005.

On April 15, 2005, the Company closed a transaction whereby it acquired all of the issued and outstanding stock of ASAP Marketing Corporation, a Nevada corporation, ("ASAP") in exchange for 16,539,000 shares of our restricted common stock.  In addition, the selling shareholders of ASAP, which include an entity controlled by Rodney R. Ray, our Chairman of the Board, President and Acting Chief Financial Officer, may be entitled to consideration of cash and/or additional shares of restricted common stock, based upon future profits of ASAP, which will operate as a subsidiary of the Company.  The Company has placed certain controls upon the ability of Mr. Ray to effectuate management decisions involving the Company and ASAP which might affect the potential profitability of ASAP.

ASAP is also engaged in the same business as Epic, that of marketing financial and business opportunities to individuals through television "infomercials".  The first product that ASAP will market is a program for homeowners to reduce the term of their home loans or mortgages by means of a bi-monthly payment plan.

For further information concerning the acquisition of One4Luck by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on April 19, 2005.

Our Company's common stock is quoted on the OTC Bulletin Board under the symbol "EPFL."

Results of Operations

Operations for the Three Months ended April 30, 2005, as compared to the Three Months ended April 30, 2004.

Revenues

During the three months ended April 30, 2005, we had no net revenue. We also had no net revenue from the comparable three-month period ended April 30, 2004.

Expenses

Operating expenses for the three months ended April 30, 2005, were $206,355. This represents a decrease of $401,817, or 66%, in operating total expenses from the comparable three-month period ended April 30, 2004, when we reported total expenses of $608,172.   Much of the decrease in expenses can be attributed to a reduction in general and administrative expenses, in particular a reduction in expenses relating to stock issued under the Company's Registration Statement on Form S-8 pursuant to consulting agreements with unrelated third parties during the most recent three month period.

Other expenses for the three months ended April 30, 2005, totaled $105,535 as compared to none for the comparable period ended April 30, 2004.  These other expenses incurred during the three-month period covered by this Quarterly Report consist of Interest expense of $1,800 and $103,735 in expenses related to the beneficial conversion feature of preferred stock issued during the period.

Total expenses of continuing operations for the three months ended April 30, 2005 were $311,890 as compared to $608,172 for the three months ended April 30, 2004, a decrease of $296,282, or 49%

During the three months ended April 30, 2005, the Company incurred had no gain or loss from the discounted operations of Saddleback; however, we had a gain of $723,351 for the sale of the discontinued operations.  In the quarter ended April 30, 2004, we had a loss of $10,780 from the discontinued operations.

Net Profit (Loss)

During the three months ended April 30, 2005, our continuing operations had a net loss of $311,890 or ($0.02) per share compared to net loss of $608,172 or ($0.06) per share during the same period ended April 30, 2004.  As a result of the sale of Saddleback, during the quarterly period ended April 30, 2005 our discontinued operations yielded a net gain of $723,351 or $0.04 per share, compared to a net loss of $10,780, ($0.00) per share, during the quarterly period ended April 30, 2004.  Our total net profit for the three months ended April 30, 2005 was $441,460, or $0.02 per share.  During the three months ended April 30, 2004 we incurred a total net loss $618,952 or ($0.06) per share.

Operations for the Six Months ended April 30, 2005, as compared to the Six Months ended April 30, 2004.

Revenues

During the six months ended April 30, 2005, we had no net revenue. We also had no net revenue from the comparable six-month period ended April 30, 2004.

Expenses

Operating expenses for the six months ended April 30, 2005, were $388,328. This represents a decrease of $847,845, or 69%, in operating total expenses from the comparable six-month period ended April 30, 2004, when we reported total expenses of $1,236,173.   Much of the decrease in expenses can be attributed to a reduction in general and administrative expenses, in particular a reduction in expenses relating to stock issued under the Company's Registration Statement on Form S-8 pursuant to consulting agreements with unrelated third parties during the most recent six month period.

Other expenses for the six months ended April 30, 2005, totaled $139,835 as compared to none for the comparable period ended April 30, 2004.  These other expenses incurred during the six-month period covered by this Quarterly Report consist of interest expense of $3,600 and $136,235 in expenses related to the beneficial conversion feature of preferred stock issued during the period.

Total expenses of continuing operations for the six months ended April 30, 2005 were $528,163 as compared to $1,236,173 for the six months ended April 30, 2004, a decrease of $708,010, or 57%

During the six months ended April 30, 2005, the Company incurred had no gain or loss from the discounted operations of Saddleback; however, we had a gain of $723,351 for the sale of the discontinued operations.  In the quarter ended April 30, 2004, we had a gain of $287 from the discontinued operations.

Net Profit (Loss)

During the six months ended April 30, 2005, our continuing operations had a net loss of $528,163 or ($0.03) per share compared to net loss of $1,236,173 or ($0.13) per share during the same period ended April 30, 2004.  As a result of the sale of Saddleback, during the quarterly period ended April 30, 2005 our discontinued operations for the six months ended April 30, 2005 yielded a net of $723,351 or $0.04 per share, compared to a net profit of $287, ($0.00) per share, during the six-month period ended April 30, 2004.  Our total net profit for the six months ended April 30, 2005 was $193,588, or $0.01 per share.  During the six months ended April 30, 2004 we incurred a total net loss $1,235,887 or ($0.13) per share.

Liquidity and Capital Resources

In the six-month period ended April 30, 2005, net cash of $371,575 was used by operating activities as compared to the six months ended April 30, 2004, when operating activities of continued operations used $72,263.

In the six-month period ended April 30, 2005 net cash of $14,257 was used by investing activities in continued operations and net cash of $1,779 was provided by investing activities of continued operations, for a total of $16,036 used in all investing activities.  This compares to the six months ended April 30, 2004, when no cash was used or provided in investing activities.

Net cash of $499,449 was provided by financing activities during the six-month period ended April 30, 2005, primarily from the sale of common and preferred stock.  This compared to $76,300 net cash provided by financing activities of continued operations during the same period ended April 30, 2004.

As of the quarter ended April 30, 2005, we had current cash of $111,838 available.  Our management believes that this is not sufficient to meet our needs for the remainder of our 2005 fiscal year.  Since our inception on, the Company has incurred an accumulated deficit of $3,344,618, including net income of $193,588 primarily due to sale  of its wholly owned subsidiary Saddleback for a gain of $723,351 during the six-month period ended April 30, 2005.  The Company requires additional proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.  However, with the forthcoming roll-out of operations of the One4Luck assets and anticipated cash flow resulting from the acquisition of ASAP and its operations, it is anticipated that during the second half of the fiscal year the Company will see the development of a growing revenue stream.

As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended October 31, 2004, with a "going concern" opinion:  "This raises substantial doubt about its ability to continue as a going concern."  None of the factors addressed by the Company's independent auditors has been mitigated during the three-month period ended April 30, 2005, and the "going concern" issues remain.   We intend for the Company to seek private equity and/or debt capital to expand our operations, particularly the operations of our newly-acquired businesses, One4Luck, Inc., and ASAP Marketing Corporation and to seek acquisitions of other entities capable of providing the Company with consistent profitable operations.  There can be no assurances that any such capital or acquisitions will be available on terms acceptable to us, or at all.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We were not subject in the period ended April 30, 2005 nor are we currently subject, to any legal proceedings.

Item 2.

Changes in Securities.

On February 7, 2005, we sold an aggregate of 5,600 shares of our restricted Common Stock  and 5,600 of our Series C Convertible Preferred Stock to one purchaser for $1,400.

During April 2005, we sold 660,000 shares of our Series D Convertible Preferred Stock together with 260,000 shares of our restricted Common Stock for an aggregate consideration of $165,000 to two purchasers, one of which was already a stockholder of the Company.

In April 2005, the Company issued an aggregate of 16,538,950 shares of its restricted Common Stock to eight selling shareholders of ASAP Marketing Corporation in connection with the acquisition of the stock of ASAP on April 15, 2005.

All of the transactions described in the preceding paragraphs were exempt from registration under Section 4(2) of the Securities Act of 1933.

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

Default Upon Senior Securities

None

Item 4.

Submission of Matter to a Vote of Security Holders

On March 31, 2005, the Company filed a Definitive Information Statement on Schedule 14C which described actions taken by written consent of stockholders of the Company holding a majority of the issued and outstanding shares of Common Stock of the Company.  A total of 9,124,321 shares or 52.08% of the total number of shares outstanding as of the record date approved of three proposals by the Written Consent.  The stockholders approved (1) an increase in the number of authorized shares of the Company's Common Stock from 20,000,000 to 500,000,000, (2) the grant of authority to the Board of Directors to effectuate a reverse split if the Board so deemed in the best interest in the Company (an action the Board of Directors has declined to take), and the ratification and adoption of the Company's 2004 Supplemental Stock Incentive Plan.

Reference is made to the Schedule 14C for further information concerning these actions.

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:  (those marked with "*" are filed herewith)

Exhibit

Number

Description

3.1.7

Certificate of Designations, Preferences and Rights of the Company's Series D Convertible Preferred Stock, filed with the Secretary of State of Nevada on March 15, 2005, which was filed with the Securities and Exchange Commission on March 21, 2005, as Exhibit 3.1.7 to the Company's Current Report on Form 8-K, is hereby incorporate by reference.

3.1.8

Amendment to Articles of Incorporation, filed with the Secretary of State of Nevada on or about March 31, 2005, which was filed with the Securities and Exchange Commission on April 4, 2005, as Exhibit 3.1.8 to the Company's Current Report on Form 8-K, is hereby incorporated by reference.

10.3

Purchase Agreement by and between Epic Financial Corporation and TRAC Mortgage Holdings, Inc. dated March 28, 2005, which was filed with the Securities and Exchange Commission on April 4, 2005, as Exhibit 10.3 to the Company's Current Report on Form 8-K, is hereby incorporated by reference.

10.4

Purchase Agreement by and between Epic Financial Corporation and various selling shareholders of ASAP Marketing Corporation dated March 15, 2005, which was filed with the Securities and Exchange Commission on April 19, 2005, as Exhibit 10.3 to the Company's Current Report on Form 8-K, is hereby incorporated by reference.

16.3

Letter of Kabani & Company, Inc. CPAs, dated June 14, 2005, concerning its dismissal as independent accountants for the Company, which was filed with the Securities and Exchange Commission on June 16, 2005, as Exhibit 16.3 to the Company's Current Report on Form 8-K/A, is hereby incorporated by this reference.

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

32.1*/#

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of C2002 of Rodney R. Ray, as Chief Executive Officer.

32.2*/#

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Rodney R. Ray, as Acting Chief Financial Officer.

99.20

Definitive Information Statement on Schedule 14C dated March 25, 2005, which was filed with the Securities and Exchange Commission on March 31, 2005,  is hereby incorporated by this reference.

(b)

Reports on Form 8-K.

(1)

On February 10, 2005, the Company filed a Current Report on Form 8-K disclosing that on February 7, 2007, the Company elected Gary P. Garabedian as Secretary of the Company.

(2)

On March 21, 2005, the Company filed a Current Report on Form 8-K disclosing the filing of the Certificate of Designations Preferences, and Rights of the Company's Series D Convertible Preferred Stock with the Secretary of State of Nevada on March 15, 2005 and sale of certain unregistered equity securities by the Company.

(3)

On April 4, 2005, the Company filed a Current Report on Form 8-K disclosing (1) the sale, on March 28, 2005, of its wholly owned subsidiary, Saddleback Investment Services, Inc., and (2) the filing of an Amendment to Articles of Incorporation with Secretary of State of Nevada on or about March 31, 2005.

(4)

On April 15, 2005 the Company filed a Current Report on Form 8-K disclosing the sale of certain unregistered securities by the Company.

(5)

On April 19, 2005, the Company filed a Current Report on Form 8-

K disclosing the acquisition of ASAP Marketing Corporation on April 15, 2005.

(6)

On April 26, 2005 the Company filed a Current Report on Form 8-K disclosing the sale of certain unregistered securities by the Company.

(7)

On May 9, 2005 the Company filed a Current Report on From 8-K, with subsequent amendments thereto filed on May 23, 2005 and June 16, 2005, disclosing the dismissal of Kabani and Company, Inc. CPAs, as independent accountants for the Company, and the appointment of Kelly & Company CPAs, as new independent accountants for the Company

___________________

#  This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section nor shall it be deemed to be incorporated by reference to any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

June 21, 2005

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

                                                           Chairman of the Board, President,

                                                           Chief Executive Officer, Acting

                                                           Chief Financial Officer and Acting

                                                           Principal Accounting Officer

Date:   June 21, 2005

           /s/ Gary P. Garabedian

           Gary P. Garabedian

           Director and Secretary