Form 10QSB
period 2005-07-31
EPIC FINANCIAL CORP
filed 2005-10-20
CIK 1144892

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule

12b-2 of the Exchange Act).   Yes  [  ]   No  [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [ ] No [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,573,672 as of October 19, 2005.

Transitional Small Business Disclosure Format (Check One):  Yes __  No  X

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED BALANCE SHEET
JULY 31, 2005
(UNAUDITED)

ASSETS

Current assets:
Cash	$20,629
Loan receivable from third parties	50,000
Other current assets	1,000
Total current assets	71,629

Property & equipment, net	23,295

Other assets:
Deposits & other assets	1,357
Goodwill	329,780
Total other assets	331,137

Total assets	$426,061

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$70,514
Compensation payable - officers	6,000
Note payable - related party	120,000
Loan payable, unsecured	72,500
Total current liabilities	269,014

Commitments & contingencies	-

Stockholders' deficit:
Preferred stock - Unclassified, $0.001 par value, 2,000,000
shares authorized, none issued	-
Series B convertible Preferred Stock $0.001 par value per share,
300,000 shares authorized, 120,000 issued & outstanding	60,000
Series C convertible Preferred Stock $0.001 par value per share,
2,000,000 shares authorized, 1,505,600 issued & outstanding	1,506
Series D convertible Preferred Stock $0.001 par value per share,
1,700,000 shares authorized, 1,019,000 issued & outstanding	1,019
Common stock, $0.001 par value, 500,000,000 shares authorized
36,773,677 shares issued and outstanding	36,774
Additional paid-in capital	3,931,849
Beneficial conversion feature	(210,070)
Stock subscriptions receivable	(6,000)
Accumulated deficit	(3,658,031)
Total stockholders' deficit	157,046

Total liabilities and stockholders' deficit	$426,061

The accompanying notes are an integral part of these consolidated financial statements.

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month period ended		For the nine month period ended
	July 31,		July 31,
	2005	2004	2005	2004

Net revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	196,087	37,800	583,104	1,012,892
Depreciation	1,468	666	2,778	1,998
Impairment of investments	-	-	-	175,750
Impairment of intangible asset	-	-	-	84,000
Total operating expenses	197,555	38,466	585,882	1,274,640

Loss from operations	(197,555)	(38,466)	(585,882)	(1,274,640)

Other income (expense):
Interest expense	(423)	-	(4,023)	-
Beneficial conversion feature	(115,435)	-	(251,670)	-
Total other income (expense)	(115,858)	-	(255,693)	-

Loss from continuing operations before income taxes	(313,413)	(38,466)	(841,575)	(1,274,640)

Discontinued operations:
Gain from sale of discontinued operations	-	-	723,351	-
	-	-	723,351	-

Net profit (loss) before income tax	(313,413)	(38,466)	(118,225)	(1,274,640)

Provision for income tax	-	-	1,600	-
Net profit (loss) applicable to common shareholders	$(313,413)	$(38,466)	(119,825)	(1,274,640)

Basic and diluted net loss per share from continuing operations:	$(0.01)	$(0.00)	$(0.03)	$(0.13)

Basic and diluted net Income (loss) per share from discontinued operations:	$-	$-	$0.03	$-

Basic and diluted net income (loss) per share:	$(0.01)	$(0.00)	$(0.00)	$(0.13)

Basic and diluted weighted average
shares outstanding	36,670,416	11,946,232	25,117,089	10,110,007

Basic and diluted weighted average shares outstanding have been restated for all the periods to affect 1:20 reverse stock split for all shareholders on March 07, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

EPIC FINANCIAL CORPORATION
(FORMERLY, BIG EQUIPMENT SERVICES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine month period ended
	July 31,
	2005	2004
OPERATING ACTIVITIES
Net Income	$(119,825)	$(1,327,816)
Gain on sale of discontinued operations	(723,351)	-
Net loss from continuing operations	(843,176)	(1,327,816)

Adjustments to reconcile net loss to net cash used in operations:
Issuance of shares and warrants for consulting services	-	902,350
Impairment of investments	-	175,750
Issuance of stock for software development	-	84,000
Depreciation	2,778	2,191
Beneficial conversion feature expense	251,670	-
Change in current assets and liabilities:
Increase in deposits	(1,357)	-
Increase in deferred income tax	(35,000)	-
Increase in employee Advances	(1,000)	-
Increase in accounts payable & accrued expenses	15,999	37,838
Increase in oficer's accrued compensation	6,000	-
Net cash used in operating activities of continurd operations	(604,086)	(125,687)

Net cash used in operating activities of discontinued operations	-	-
Net cash used in operating activities	(604,086)	(125,687)

INVESTING ACTIVITIES
Purchase of property and equipment	(25,719)	-
Net cash used in investing activities of continued operations	(25,719)	-

Net cash used in investing activities of discontinued operations	(1,779)	-
Net cash used in investing activities	(27,498)	-

FINANCING ACTIVITIES
Payments of loan payables	53,000	-
Payment of loan payable from related party	(29,951)	-
Issuance of loan receivable	(50,000)	-
Proceeds from issuance of common and preferred stock, net	188,405	-
Proceeds from the issuance of convertible preferred stock	441,759	-
Proceeds from stock subscriptions	49,000	114,100
Net cash provided by financing activities of continued operations	652,213	114,100

Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	652,213	114,100

Net increase in cash and cash equivalents	20,629	(11,587)

Cash and cash equivalents, beginning balance	-	11,587

Cash and cash equivalents, ending balance	$20,629	$-

Interest paid during the year	$-	$-

Taxes paid during the year	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES OF CONTINUING OPERATIONS

Sale of discontinued operations:
Liabilities satisfied	$537,640	-
Sale of subsidiary equities	222,636	-
Disposal of assets	(36,925)	-
Gain on sale of discontinued operations	(723,351)	-

Beneficial conversion feature:
Series C Convertible Preferred Stock	461,740	-
Paid in capital	(461,740)	-

Retirement of shares:
Preferred Stock - Unclassified	500,000	-
Treasury stock	(500,000)	-

The accompanying notes are an integral part of these consolidated financial statements.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited consolidated financial statements for the year ended October 31, 2004 were filed on March 16, 2005 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three-month and nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ended October 31, 2005.

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

Impairment of long-lived assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations.  Accordingly, based on these evaluations, management has adjusted the carrying value of investments and intangible assets to zero at July 31, 2005 (Note 8).

Note 2 - Principles of consolidation

The accompanying consolidated financial statements include the accounts of Epic Financial Corporation, its 100% wholly owned subsidiary, ASAP Marketing Corporation ("ASAP"), and its investment in One4Luck, Inc. (collectively the "Company").  All significant inter-company accounts and transactions have been eliminated in consolidation.  The historical results for the three-month and nine month period ended July 31, 2005 include the accounts of Epic Financial Corporation, ASAP and its investment in One4Luck, whereas the results for the three-month and nine month period ended July 31, 2004 included only the accounts of Epic Financial Corporation.

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

Note 4 - Property and equipment

Property and equipment consisted of the following at July 31, 2005:

Equipment

$23,066

Furniture

    6,292

______

  29,358

Accumulated depreciation

 (6,063)

______

$23,295

======

Depreciation is provided using the straight line method over the estimated useful life of the assets of five years. Depreciation expense totaled $2,778 and $1,998 for the nine months ended July 31, 2005 and 2004, respectively.

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

On March 25, 2005, the Company discontinued operations of its wholly owned subsidiary SIS, and cancelled 1,000,000 Series A Convertible Preferred Shares.  At July 31, 2005, the Company did not have any Series A Convertible Preferred Shares authorized, issued and outstanding.

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

During the nine month period ended July 31, 2005, the Company did not issue any Series B Convertible Preferred Stock.

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

During the nine month period ending July 31, 2005, the Company issued 1,505,600 shares of Common Stock and 1,505,600 Series C Convertible Preferred Stock, valued at $376,400 to six investors.  The Common Shares were issued in equal number of Series C Convertible Preferred Stock issued to each of the five investors in accordance with the terms of the Subscription agreement for such shares offering.  The Company recorded $391,540 as beneficial conversion feature for the convertible Series C Preferred Stock.  A beneficial conversion expense of $228,270 was recorded on these transactions through July 31, 2005.

At July 31, 2005, the Company has a stock subscription receivable of $6,000 of which a) $5,000 was for issuance of Series C Convertible Preferred Shares and Common Shares to third parties and b) $1,000 was for issuance of common shares of ASAP Marketing Corporation.

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

During the nine month period ended July 31, 2005, the Company issued 260,000 shares of Common Stock and 1,019,000 Series D Convertible Preferred Stock, valued at $434,040 to seven investors.  The Common Shares were issued in equal number of Series D Convertible Preferred Stock issued to one investor in accordance with the terms of the Subscription agreement for such shares offering.  The Company recorded $70,200 as beneficial conversion feature for the convertible Series D Preferred Stock.  A beneficial conversion expense of $23,400 was recorded on these transactions through July 31, 2005.

During the nine month period ended July 31, 2005, the Company issued 500,000 shares of common stock valued at $7,500 for consulting fees.

During the nine month period ended July 31, 2004, the Company issued 4,135,000 shares of common stock valued at $902,350 for consulting fees. The Company issued 350,000 common shares valued at $84,000 to Datalogic Consulting, Inc. for software development and research.

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

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Basic and diluted net loss per share

Basic and diluted net loss per share for the three-month and nine month period ended July 31, 2005 and 2004 was determined by dividing net loss for the period by the weighted average number of basic and diluted shares of common stock outstanding.  Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 7 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income taxes and $0 for interest during the nine month period ended July 31, 2005 and 2004, respectively.

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

As a result of this transaction, Mr. Ray became the beneficial owner of 723,207 shares or 5.38% of the issued and outstanding common stock, the sole class of voting stock of the Company.  At the time of the acquisition, assets of One4Luck were valued at $201,000.  The Company revalued the assets acquired from One4Luck on October 31, 2004 and determined based upon market value of similar assets, that the assets are impaired and has no value.

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2005, the Company acquired all of the issued and outstanding capital stock of ASAP Marketing Corporation ("ASAP"), a Nevada corporation, by issuance of 16,539,000 shares of its restricted common shares valued at $330,780.  In addition to this consideration, the Company agreed to pay the selling shareholders of ASAP additional contingent cash consideration equivalent to 49% of the net profits of ASAP during the five-year period after April 15, 2005.  Furthermore, during the five-year period following the closing of the transaction, the Company agreed to issue and deliver to the selling shareholders of ASAP additional shares of its restricted common stock as follows:  For each and every $500,000 of net profits of ASAP, after any deductions for payments to the selling shareholders of contingent cash considerations, an aggregate of 7,300,000 shares of its common stock.  At the time of acquisition, the Company recorded its investment in ASAP at the ten day weighted average cost of its 16,539,000 common shares valued at $330,780.  As a result of the acquisition of ASAP, the Company recorded goodwill of $329,780 in the accompanying consolidated financial statements of July 31, 2005.

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

On September 8, 2004, the Company entered into an Amended and Restated Employment Agreement with Mr. Ray, President and Chief Executive Officer of the Company.  Pursuant to such agreement, the Company agreed to pay Mr. Ray a salary of $120,000 per annum for a period of three years, and issued 2,000,000 shares of its common stock to Mr. Ray as compensation.  In addition, on the same date, also pursuant to such agreement, the Company granted to Mr. Ray an aggregate of 2,000,000 options to purchase the Company's common stock at the following prices: 500,000 at $0.25 per share, 1,000,000 at $0.50 per share and 500,000 at $1.00 per share.  The options vest one (1) year following their grant and expire three (3) years following their grant.  As a result of this transaction, Mr. Ray became the beneficial owner of 723,207 shares or 5.38% of the issued and outstanding common stock, the sole class of voting stock of the Company.  At the time of the acquisition, assets of One4Luck were valued at $201,000.  The Company revalued the assets acquired from One4Luck on July 31, 2005 and determined, based upon market value of similar assets, that the assets are impaired and has no value.

On May 1, 2005, ASAP Marketing Corp. entered into an Employment Agreement with Mr. Rodney Ray, whereby ASAP agreed to pay a monthly compensation of $6,500 for a period of one year to manage and oversee the operations of ASAP.

 The Company recorded a compensation expense of $109,500 to Mr. Ray for the nine months ended July 31, 2005, of which $6,000 remains payable at July 31, 2005.

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

EPIC FINANCIAL CORPORATION

(FORMERLY BIG EQUIPMENT SERVICES, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 28, 2005, the Company sold all of the issued and outstanding common stock of its wholly owned subsidiary Saddleback Investment Services, Inc. ("Saddleback") to an unaffiliated company for $10.00.  Prior to the closing of the transaction, the Company and saddleback effected the cancellation of 100,000 shares of Series A Preferred Stock of Saddleback owned by the Company and 1,000,000 shares of the Company's Series A preferred Stock owned by Saddleback.  As a result of the disposition of Saddleback, the Company recorded a gain of $723,351 from sale of its discontinued operation in the accompanying financial statements as of July 31, 2005.

Note 11 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of July 31, 2005, the Company has accumulated deficit of $3,658,031 including a net loss of $119,825 for the nine month period ended July 31, 2005.   The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 12 - Subsequent events

On August 2, 2005, the Company received an unsecured loan of $25,000 from an accredited investor, bearing a one year term with a rate of interest of 33% per anum.

On August 4, 2005, the Company formed a wholly-owned subsidiary Inkway Corporation, which entered into a Technology License Agreement with AccuBrite, Inc. on August 18, 2005.  The license agreement provides for AccuBrite to grant to Inkway a world-wide, perpetual, irrevocable, exclusive license of certain trademarks, domain names, and business acumen of AccuBrite.  In consideration for the grant of license to Inkway, the Company issued 3,800,000 restricted shares of common stock valued at $57,000 and cancel debt of $64,000 owed to the Company.

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

ASAP is also engaged in the same business as Epic, that of marketing financial and business opportunities to individuals through television "infomercials".  The first product that ASAP will market is a program for homeowners to reduce the term of their home loans or mortgages by means of a bi-monthly payment plan.  In connection therewith, the

For further information concerning the acquisition of One4Luck by the Company, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on April 19, 2005.

On August 2, 2005, ASAP entered into a Licensing and Marketing Agreement (the "NMM Agreement") with Debt Plan Services, Inc., d/b/a No More Mortgage ("NMM"). Pursuant to the NMM Agreement, NMM granted an exclusive world-wide license to ASAP to promote the products and services of NMM, including its Homeowner's Debt Elimination Program. ASAP will market the NMM products and services by means of advertisements via television, radio, and/or web-based infomercials, as well as print and other media campaigns. ASAP will bear all costs of producing and airing such advertisements and will receive compensation from NMM for each subscriber to its services, both on a sign-up basis and on an on-going basis.

For further information concerning the NMM Agreement, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 19, 2005.

On August 18, 2005, the Company and its wholly owned subsidiary, Inkway Corporation ("Inkway"), entered into two agreements with AccuBrite, Inc. ("AccuBrite").

The Technology License Agreement (the "License Agreement") provides for AccuBrite to grant to Inkway a world-wide, perpetual, irrevocable, exclusive license of certain trademarks, domain names, and business acumen of AccuBrite. Inkway intends to utilize this licensed technology to develop the business of manufacturing, marketing and distributing a variety of ink-related products for printers for use by both individuals and businesses. In consideration for the grant of the license to Inkway by AccuBrite, Epic agreed to issue 3,800,000 restricted shares of its common stock to AccuBrite and cancel debt owed to Epic by AccuBrite in the aggregate amount of $64,000. In addition, the License Agreement provides that Inkway will pay a royalty to AccuBrite equal to 25% of Net Revenues of Inkway.

The Management Agreement (the "Management Agreement") provides for AccuBrite to provide certain executive management services for Inkway. It has a term of approximately 62 months. Inkway will pay to AccuBrite an amount equal to 25% of Net Revenues of Inkway for such management services.

For further information concerning the agreements entered into with AccuBrite by the Company and Inkway, reference is made to our Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 22, 2005.

Our Company's common stock is quoted on the OTC Bulletin Board under the symbol "EPFL."

Results of Operations

Operations for the Three Months ended July 31, 2005, as compared to the Three Months ended July 31, 2004.

Revenues

During the three months ended July 31, 2005, we had no net revenue. We also had no net revenue from the comparable three-month period ended July 31, 2004.

Expenses

Operating expenses for the three months ended July 31, 2005, were $197,555. This represents an increase of $159,089, or 413%, in operating total expenses from the comparable three-month period ended July 31, 2004, when we reported total expenses of $38,466.   The increase in expenses can be attributed to the fact that the Company is now operational as opposed to the dormant status in the prior fiscal year.  The Company expects that its first "infomercial" for the "No More Mortgage" product, which was filmed in July of 2005 and for which final editing was recently completed, will be distributed shortly after the end of the Company fiscal year end on October 31, 2005.

Other expenses for the three months ended July 31, 2005, totaled $115,858 as compared to none for the comparable period ended July 31, 2004.  These other expenses incurred during the three-month period covered by this Quarterly Report consist of Interest expense of $423 and $115,435 in expenses related to the beneficial conversion feature of preferred stock issued during the period.

Total expenses of continuing operations for the three months ended July 31, 2005 were $313,413 as compared to $38,466 for the three months ended July 31, 2004, an increase of $274,947, or 715%.

Net Profit (Loss)

During the three months ended July 31, 2005, we had a net loss of $313,413 or ($0.01) per share compared to net loss of $38,466 or ($0.00) per share during the same period ended July 31, 2004.

Operations for the Nine Months ended July 31, 2005, as compared to the Nine Months ended July 31, 2004.

Revenues

During the nine months ended July 31, 2005, we had no net revenue. We also had no net revenue from the comparable nine-month period ended July 31, 2004.

Expenses

Operating expenses for the nine months ended July 31, 2005, were $585,882. This represents a decrease of $688,758, or 54%, in operating total expenses from the comparable nine-month period ended July 31, 2004, when we reported total expenses of $1,274,640.   Much of the decrease in expenses can be attributed to a reduction in general and administrative expenses, in particular the near elimination of expenses relating to stock issued to consulting agreements with unrelated third parties during the most recent nine month period as compared to the year earlier period, when the Company was under prior management.

Other expenses for the nine months ended July 31, 2005, totaled $255,693 as compared to none for the comparable period ended July 31, 2004.  These other expenses incurred during the nine-month period covered by this Quarterly Report consist of interest expense of $4,023 and $251,670 in expenses related to the beneficial conversion feature of preferred stock issued during the period.

Total expenses of continuing operations for the nine months ended July 31, 2005 were $841,575 as compared to $1,274,640 for the nine months ended July 31, 2004, a decrease of $430,065, or 34%

During the nine months ended July 31, 2005, the Company incurred had a gain from the sale of discounted operations, Saddleback Mortgage, of $723,351.  In the year earlier period, the gain or loss from discontinued operations was zero.

Net Profit (Loss)

During the nine months ended July 31, 2005, our continuing operations had a net loss of $841,575 or ($0.03) per share compared to net loss of $1,274,640 or ($0.13) per share during the same period ended July 31, 2004 from the operations of Saddleback Mortgage.  As a result of the sale of Saddleback during March of 2005, our discontinued operations for the nine months ended July 31, 2005 yielded a net of $723,351 or $0.03 per share, versus none in the comparable period for the year earlier.  Our total net loss for the nine months ended July 31, 2005 was $119,825, or $0.00 per share.  During the nine months ended July 31, 2004 we incurred a total net loss $1,274,640 or ($0.13) per share.

Liquidity and Capital Resources

In the nine-month period ended July 31, 2005, net cash of $604,086 was used in operating activities as compared to the nine months ended July 31, 2004, when operating activities of continued operations used $125,687.

In the nine-month period ended July 31, 2005 net cash of $25,719 was used by investing activities in continued operations and net cash of $1,779 was used by investing activities of discontinued operations, for a total of $27,498 used in all investing activities.  This compares to the nine months ended July 31, 2004, when no cash was used or provided in investing activities.

Net cash of $652,213 was provided by financing activities during the nine-month period ended July 31, 2005 primarily from the sale of common and preferred stock.  This compared to $114,100 net cash provided by financing activities during the same period ended July 31, 2004.

As of the quarter ended July 31, 2005, we had current cash of $20,629 available.  Our management believes that this is not sufficient to meet our needs for the remainder of our 2005 fiscal year.  Since our inception on, the Company has incurred an accumulated deficit of $3,658,031, including a net loss of $119,825 during the nine months ended July 31, 2005.  The Company requires additional proceeds from debt or equity financing to provide it with working capital adequate to proceed with its proposed acquisitions and to go forward with its plan of operations.  However, with the forthcoming roll-out of "infomercials" by ASAP, the initiation of operations by Inkway, and an impending utilization of the One4Luck assets, it is anticipated that, shortly after the end of the Company's fiscal year on October 31, 2005, the Company will see a growing revenue stream.

As a result of these factors, the Company's independent auditors issued their audit report for the fiscal year ended October 31, 2004, with a "going concern" opinion:  "This raises substantial doubt about its ability to continue as a going concern."  None of the factors addressed by the Company's independent auditors has been mitigated during the nine month-period ended July 31, 2005, and the "going concern" issues remain.   We intend for the Company to seek private equity and/or debt capital to expand our operations, particularly the operations of our new subsidiaries, ASAP Marketing Corporation and Inkway Corporation, and to seek acquisitions of other entities capable of providing the Company with consistent profitable operations.  There can be no assurances, however, that any such capital or acquisitions will be available on terms acceptable to us, or at all.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We were not subject in the period ended July 31, 2005 nor are we currently subject, to any legal proceedings.

Item 2.

Changes in Securities.

During the three months ended July 31, 2005, we sold an aggregate of 279,000 shares of our Series D Convertible Preferred Stock for an aggregate consideration of $69,750 to four purchasers.

On May 19, 2005, the Company issued 500,000 shares of its restricted Common Stock to one individual pursuant to a consulting agreement.

On September 27, 2005, the Company issued 3,800,000 shares of its restricted Common Stock to AccuBrite, Inc., pursuant to the Technology License Agreement dated August 18, 2005.

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

10.5

License and Marketing Agreement by and between ASAP Marketing Corporation and Debt Plan Services, Inc., dated August 2, 2005, which was filed with the Securities and Exchange Commission on August 19, 2005, as Exhibit 10.5 to the Company's Current Report on Form 8-K, is hereby incorporated by reference.

10.6

Technology License Agreement by and among Epic Financial Corporation, Inkway Corporation and AccuBrite, Inc., dated August 18, 2005, which was filed with the Securities and Exchange Commission on August 22, 2005, as Exhibit 10.6 to the Company's Current Report on Form 8-K, is hereby incorporated by reference.

10.7

Management Agreement by and among Epic Financial Corporation, Inkway Corporation and AccuBrite, Inc., dated August 18, 2005, which was filed with the Securities and Exchange Commission on August 22, 2005, as Exhibit 10.7 to the Company's Current Report on Form 8-K, is hereby incorporated by reference.

16.3

Letter of Kabani & Company, Inc. CPAs, dated June 14, 2005, concerning its dismissal as independent accountants for the Company, which was filed with the Securities and Exchange Commission on June 16, 2005, as Exhibit 16.3 to the Company's Current Report on Form 8-K/A, is hereby incorporated by this reference.

31.1*/#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rodney R. Ray, as Chief Executive Officer.

31.2*/#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Rodney R. Ray, as Acting Chief Financial Officer.

32.1*/#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of C2002 of Rodney R. Ray, as Chief Executive Officer.

32.2*/#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Rodney R. Ray, as Acting Chief Financial Officer.

99.20	Definitive Information Statement on Schedule 14C dated March 25, 2005, which was filed with the Securities and Exchange Commission on March 31, 2005, is hereby incorporated by this reference.

99.21*	Consulting Agreement by and between ASAP Marketing Corporation and Rodney R. Ray, dated April 7, 2005.

(b)

Reports on Form 8-K.

(1)	On May 5, 2005 the Company filed a Current Report on Form 8-K disclosing the sale of certain unregistered securities by the Company.

(2)

On May 9, 2005 the Company filed a Current Report on Form 8-K, with subsequent amendments thereto filed on May 23, 2005 and June 16, 2005, disclosing the dismissal of Kabani and Company, Inc. CPAs, as independent accountants for the Company, and the appointment of Kelly & Company CPAs, as new independent accountants for the Company.

(3)	On May 23, 2005 the Company filed a Current Report on Form 8-K disclosing the sale of certain unregistered securities by the Company.

(4)

On August 19, 2005, the Company filed a Current Report on Form 8-K, disclosing the License and Marketing Agreement by and between ASAP Marketing Corporation and Debt Plan Services, Inc., dated August 2, 2005.

(5)

On August 22, 2005, the Company filed a Current Report on Form 8-K disclosing the Technology License Agreement and the Management Agreement both by and among Epic Financial Corporation, Inkway Corporation and AccuBrite, Inc., both dated August 18, 2005.

(6)

On September 30, 2005, the Company filed a Current Report on Form 8-K disclosing the issuance of certain unregistered securities by the Company in connection with the License Technology Agreements with Accubrite, Inc.

_____________________

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

Date:  October 20, 2005

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

                                                               Chairman of the Board, President,

                                                               Chief Executive Officer, Acting

                                                               Chief Financial Officer and Acting

                                                               Principal Accounting Officer

Date:   October 20, 2005

                                                               /s/ Gary P. Garabedian

                                                               Gary P. Garabedian

                                                               Director and Secretary